Form 10-Q
period 2022-03-31
COGNITION THERAPEUTICS INC
filed 2022-05-11
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 5, 2022, there were 22,597,907 shares of the registrant’s common stock issued and outstanding.

		Page

Forward Looking Statements		3

Part I.	Financial Information	5

Item 1.	Financial Statements	5

	Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	5

	Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021 (Unaudited)	6

	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021 (Unaudited)	7

	Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (Unaudited)	8

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

Part II.	Other Information	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		36

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements, including, but not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	the clinical nature of our business and our ability to successfully advance our current and future product candidates through our ongoing future clinical trials, preclinical studies and development activities;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of the net proceeds from our initial public offering, or IPO, in October 2021, and our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, geopolitical turmoil, including the ongoing invasion of Ukraine by Russia or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including our ongoing and future clinical trials, preclinical studies and development activities;
●	our dependence on the success of CT1812, our lead product candidate;
●	the novelty of our approach to targeting the S2R complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to the novel nature of such approach;
●	the success of competing therapies that are or become available;
●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to obtain and maintain regulatory clearance of CT1812 for approved investigational new drug, or IND, applications and any future IND applications for any of our other product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;

●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	developments relating to our competitors and our industry;
●	economic uncertainty resulting from actual or perceived inflation; and
●	other risk and uncertainties, including those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 30, 2022.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$51,509	$54,721
Grant receivables	2,794	1,799
Prepaid expenses and other current assets	2,137	2,005
Other receivables	—	467
Total current assets	56,440	58,992
Property and equipment, net	261	145
Right-of-use assets, operating leases	578	—
Other assets	1,417	—
Total assets	$58,696	$59,137
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	3,997	4,168
Accrued expenses	1,383	1,751
Deferred grant income, current	1,316	753
Operating lease liabilities, current	150	—
Other current liabilities	799	1,192
Total current liabilities	7,645	7,864
Operating lease liabilities, noncurrent	446	—
Deferred grant income and other liabilities, noncurrent	1,865	—
Total liabilities	9,956	7,864
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 22,578,584 and 22,230,032 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	22	22
Additional paid-in capital	146,757	145,453
Accumulated deficit	(97,842)	(94,004)
Accumulated other comprehensive loss	(197)	(198)
Total stockholders’ equity	48,740	51,273
Total liabilities and stockholders’ equity	$58,696	$59,137

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating Expenses:
Research and development	$6,518	$4,430
General and administrative	2,895	1,153
Total operating expenses	9,413	5,583
Loss from operations	(9,413)	(5,583)
Other income (expense):
Grant income	5,904	4,692
Change in the fair value of the derivative liability	—	1,063
Other (expense) income, net	(195)	145
Gain on debt extinguishment	—	443
Interest expense, net	(9)	(537)
Total other income, net	5,700	5,806
Loss before income tax	(3,713)	223
Income tax expense	(125)	—
Net (loss) income	(3,838)	223
Cumulative preferred stock dividends	—	(1,128)
Net loss attributable to common stockholders	$(3,838)	$(905)
Unrealized gain (loss) on foreign currency translation	1	(5)
Total comprehensive (loss) income	$(3,837)	$218
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(1.64)
Weighted-average common shares outstanding, basic and diluted	22,426,982	550,175

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances as of December 31, 2021	22,230,032	$22	$145,453	$(94,004)	$(198)	$51,273
Exercise of stock options	348,552	—	303	—	—	303
Equity-based compensation	—	—	1,001	—	—	1,001
Other comprehensive loss	—	—	—	—	1	1
Net loss	—	—	—	(3,838)	—	(3,838)
Balances as of March 31, 2022	22,578,584	$22	$146,757	$(97,842)	$(197)	$48,740

	Series A		Series A‑1		Series A‑2		Series B						Accumulated
	Convertible		Convertible		Convertible		Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Deficit
Balances as of December 31, 2020	2,819,027	$4,616	3,730,366	$5,398	3,565,063	$5,809	30,409,890	$39,547	538,793	$1	$222	$(68,220)	$(187)	$(68,184)
Exercise of stock options	—	—	—	—	—	—	—	—	20,787	—	14	—	—	14
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	98	—	—	98
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	—	—	—	—	—	—	—	223	—	223
Balances as of March 31, 2021	2,819,027	$4,616	3,730,366	$5,398	3,565,063	$5,809	30,409,890	$39,547	559,580	$1	$334	$(67,997)	$(192)	$(67,854)

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(3,838)	$223
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	18	23
Equity-based compensation	1,001	98
Amortization of right-of-use assets	38	—
Amortization of debt issuance costs	—	22
Amortization of debt discount	—	260
Change in the fair value of the derivative liability	—	(1,063)
Gain on debt extinguishment	—	(443)
Changes in operating assets and liabilities:
Grant receivables	(995)	(1,111)
Prepaid expenses and other current assets	(132)	305
Other receivables	467	(63)
Other assets	(1,417)	—
Accounts payable	(171)	953
Accrued expenses	(368)	277
Other current liabilities	1	(253)
Deferred grant income, current	563	—
Other noncurrent liabilities	1,865	—
Operating lease liabilities	(20)	—
Net cash used in operating activities	(2,988)	(772)
Cash flows from investing activities:
Payments for property and equipment	(134)	—
Net cash used in investing activities	(134)	—
Cash flows from financing activities:
Proceeds from the exercise of common stock options	303	14
Payments on loan payable	(394)	—
Proceeds from issuance of Simple Agreements for Future Equity	—	8,942
Net cash (used in) provided by financing activities	(91)	8,956
Effect of exchange rate changes on cash and cash equivalents	1	—
Net (decrease) increase in cash and cash equivalents	(3,212)	8,184
Cash and cash equivalents
Cash and cash equivalents – beginning of period	54,721	5,189
Cash and cash equivalents – end of period	$51,509	$13,373
Supplemental disclosures of non-cash financing activities:
Accrued issuance costs related to Simple Agreements for Future Equity	$—	$31
Deferred offering costs included in accounts payable and accrued expenses	$—	$372

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

On July 14, 2015, the Company formed Cognition Therapeutics PTY LTD, as its wholly owned subsidiary (the “Subsidiary”), primarily for the purpose of conducting research and development efforts at facilities located in Australia. Assets and liabilities of the Subsidiary, which uses the Australian dollar as its local functional currency, are translated to United States (U.S.) dollars at year-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the month in which income and expenses are generated. Translation adjustments are recorded to accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity (deficit). Gains and losses from foreign currency transactions are included in net loss as a part of other income, net.

On October 13, 2021, the Company closed its initial public offering (“IPO”) of 3,768,116 shares of the Company’s common stock at a public offering price of $12.00 per share. The gross proceeds from the IPO, excluding the over-allotment exercise, were $45,217 and the net proceeds were approximately $37,909, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company. Upon completion of the IPO, all of the Company’s then outstanding preferred stock was automatically converted into an aggregate of 15,906,537 shares of common stock and an aggregate amount of $8,942 of simple agreements for future equity (“SAFEs”) was automatically converted into an aggregate of 931,485 shares of common stock.

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

The Company held cash and cash equivalents of $51,509 at March 31, 2022. The Company expects that its cash and cash equivalents, including the net proceeds from its IPO, will enable it to fund its operating expenses and capital expenditure requirements through at least the one year period subsequent to the filing date of this Form 10-Q. However, additional funding will be necessary beyond this point to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of grant awards, equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities Exchange and Commission (“SEC”) and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2022, the statements of operations and comprehensive loss and convertible preferred stock and stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included on Form 10-K filed with the SEC on March 30, 2022.

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

Property and equipment is evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If expected cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. There were no indicators of impairment of long-lived assets during the three months ended March 31, 2022 or 2021.

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

Grant income

For the three months ended March 31, 2022 and 2021, the Company generated grant income of $5,904 and $4,692, respectively, primarily from reimbursements from the National Institute of Aging (“NIA”), a division of the National Institutes of Health, or NIH, for aging research. The Company records grant income in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. As of March 31, 2022, the Company has been awarded grants with project periods that extend through May 31, 2025, subject to extension.

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

Leases

The Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) using the optional transition method of the modified retrospective approach, as of January 1, 2022. Accordingly, prior periods will not be restated to reflect the adoption of the standard. The Company elected the practical expedient to not apply the recognition requirements in the leasing standards to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that it is reasonably certain to exercise) and the practical expedient that permits lessees to make an accounting policy election (by class of underlying asset) to not separate lease components of a contract from non-lease components.

The Company determines if an arrangement is a lease at contract inception. The Company’s contracts are determined to contain a lease when all of the following criteria based on the specific circumstances of the arrangement are met: (1) there is an identified asset for which there are no substantive substitution rights; (2) the Company has the right to obtain substantially all of the economic benefits from the identified asset; and (3) the Company has the right to direct the use of the identified asset.

At the commencement date, operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The Company’s lease agreements do not provide an implicit rate. As a result, the Company utilizes an estimated incremental borrowing rate, or IBR, to discount lease payments, which is based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or lease incentives received. Operating lease cost is recognized over the expected term on a straight-line basis. Variable lease cost is recognized as incurred. The expected lease term for those leases commencing prior to January 1, 2022 did not change with the adoption of the new leasing standards.

As a result of the adoption of the new leasing standard, on January 1, 2022, the Company recorded a right-of-use asset of $616 and operating lease liabilities of $616. The adoption did not have a material impact on the condensed consolidated statement of operations or cash flows. For additional information on the adoption of the new leasing standard, refer to Note 6. The Company will continue to report financial information for fiscal years ended before December 31, 2021 under ASC 840.

Impact of Adoption of ASC 842 on the Consolidated Financial Statements

	Prior to adoption	Adjustment for adoption
	of new leasing	of new leasing
	standards	standards	As adjusted
Right-of-use assets (1)	$—	$616	$616
Deferred rent (2)	$6	$(6)	$—
Operating lease liabilities (3)	$—	$130	$130
Operating lease liabilities, net of current portion (3)	$—	$486	$486

(1) Represents recognition of operating lease right-of-use assets.
(2) Represents reclassification of deferred rent to operating lease.
(3) Represents recognition of operating lease liabilities.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to credit risks consist of cash and cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed the federally insured limit. The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk related to these funds.

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

The carrying value of the Company’s cash and cash equivalents, grants receivable, prepaid expense, other receivables, other current assets, accounts payable, accrued expenses, deferred grant income, and other current liabilities approximate fair value because of the short-term maturity of these financial instruments. In addition, the Company records its derivative liability and SAFEs at fair value.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss attributable to common shares is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss attributable to common shares includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock and stock options, which would result in the issuance of incremental shares of common stock. For diluted net loss attributable to common stockholders, the weighted-average number of shares of common stock is the same for basic net loss attributable to common stockholders, due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. The Company’s convertible preferred stock entitles the holder to participate in dividends and earnings of the Company, and, if the Company were to recognize net income, it would have to use the two-class method to calculate earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock have no obligation to fund losses.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company adopted ASU 2016-02 on January 1, 2022. For additional information on the adoption of the new leasing standards, please refer to section titled “Leases” above, and Note 6.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for all entities. The Company adopted ASU 2021-04 as of the reporting period beginning January 1, 2022. The adoption of this update did not have a material effect on the Company’s financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU increases the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The disclosure requirements can be applied either retrospectively or prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions entered into after the date of initial application. The Company adopted ASU 2021-10 prospectively as of the reporting period beginning January 1, 2022. The adoption of this update and the additional annual disclosure requirements are not expected to have a material effect on the Company’s financial statements.

Reverse Stock Split

In July 2021, the Company's board of directors approved an amendment to the Company's second amended and restated certificate of incorporation to effect a 1-for-3.2345 reverse stock split of the Company's common stock, which was effected on October 1, 2021 with a filing made with the Secretary of State of the State of Delaware. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. The par value of the common stock was not adjusted as a result of the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Shares of common stock reserved for issuance upon the conversion of our convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. All shares of common stock and per share data have been retrospectively revised to reflect the reverse stock split.

Income taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate, apply that rate in providing for income taxes on a current year-to-date (interim period) basis, and including the tax impact for discrete items within the interim period. For the three months ended March 31, 2022, the Company recorded income tax expense of $125 related to a certain state, and there was no income tax expense or benefit recorded during the three months ended March 31, 2021. The Company maintains a full valuation allowance against all deferred tax assets as of March 31, 2022 and December 31, 2021, as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of March 31, 2022 and December 31, 2021, the Company had no uncertain tax positions.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of March 31, 2022
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$46,688	$—	$—	$46,688
Total assets	$46,688	$—	$—	$46,688

	As of December 31, 2021
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$46,687	$—	$—	$46,687
Total assets	$46,687	$—	$—	$46,687

The following table sets forth a summary of the changes in fair value of the Level 3 liabilities for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
		Derivative
	SAFE	Liability	Total
Balance at December 31, 2020	$—	$2,209	$2,209
Fair value recognized upon the issuance of SAFE	8,942	—	8,942
Change in the fair value of the derivative liability	—	(1,063)	(1,063)
Balance at March 31, 2021	$8,942	$1,146	$10,088

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

The fair value of the SAFEs was determined using a probability weighted expected return method (PWERM), in which the probability and timing of potential future events is considered in order to estimate the fair value of the SAFEs as of each valuation date. Management determined the fair value of the SAFEs using the following significant unobservable inputs:

March 25,
2021
(Issuance)
Expected term (in years)	0.35
Discount upon conversion	20.0%
Discount upon implied return	18.9%
Probability of initial public offering occurrence	45.0%
Probability of dissolution event occurrence	15.0%
Probability of equity financing occurrence	37.0%
Probability of change of control occurrence	3.0%

There was no change in fair value of the SAFEs from the March 25, 2021 issuance date until March 31, 2021.

In addition, the Company recorded the Series B-1 convertible preferred stock within mezzanine equity at fair value on the date of issuance, May 1, 2021. This non-recurring fair value measure was based on level 3 unobservable inputs.

4. Accrued Expenses

Accrued expense consists of the following as of:

	As of
	March 31,	December 31,
	2022	2021
Employee compensation, benefits, and related accruals	$1,146	$1,285
Research and development costs	—	250
Income taxes payable	125	—
Professional fees	110	216
Other accrued	2	—
Total	$1,383	$1,751

5. Other Current Liabilities

In October 2021, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $1,453 of certain premiums at a 3.25% annual interest rate. Payments of approximately $134 are due monthly from October 2021 through September 2022. As of March 31, 2022 and December 31, 2021, respectively, the outstanding principal of the loan was $799 and $1,191 and is included in other current liabilities on the consolidated balance sheet.

6. Commitments and Contingencies

Operating Leases

The Company’s corporate headquarters is located in Purchase, New York where we currently occupy 2,864 square feet of office space under a lease that expires in May, 2029. The Company also leases approximately 6,068 square feet of laboratory and office space located in Pittsburgh, Pennsylvania under leases that expire in June, 2023.

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of March 31, 2022 were as follows, in thousands:

As of March 31,
2022
Assets
Operating lease assets	$578
Total operating lease assets	$578
Liabilities
Current
Operating lease liabilities	$150
Noncurrent
Operating lease liabilities, net of current	446
Total operating lease liabilities	$596

The following table summarizes operating lease costs for the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
Operating lease costs	$50
Variable lease costs	—
Total lease costs	$50

Rent expense for the three months ended March 31, 2021 was $34.

The maturities of the operating lease liabilities and minimum lease payments as of March 31, 2022 were as follows:

For the Years Ended December 31,	Operating Leases
2022 (remaining)	$140
2023	140
2024	82
2025	84
Thereafter	298
Total undiscounted lease payments	$744
Less: Imputed interest	(148)
Present value of operating lease liabilities	$596

The following table summarizes the lease term and discount rate as of March 31, 2022:

		As of March 31,
		2022
Weighted-average remaining lease term (years)
	Operating leases	5.8
Weighted-average discount rate
	Operating leases	8.0%

The following table summarizes cash paid for amounts included in the measurement of the Company’s operating lease liabilities for the three months ended March 31, 2022:

Amounts
Three Months Ended March 31, 2022	(in thousands)
Operating cash flows used for operating leases	$32

Litigation and Contingencies

From time to time, the Company may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. When the Company determines that a loss is both probable and reasonably estimable, a liability is recorded and disclosed if the amount is material to the financial statements taken as a whole. When a material loss contingency is only reasonably possible, the Company does not record a liability but instead discloses the nature and the amount of the claim and an estimate of the loss or range of loss, if such an estimate can reasonably be made.

As of March 31, 2022 and December 31, 2021, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Equity-based Compensation

2021 Equity Incentive Plan

On October 7, 2021, the date upon which the Registration Statement on Form S-1 in connection with the IPO was declared effective, the 2021 Equity Incentive Plan (the “2021 Plan”) became effective. On the same date, the Company ceased granting awards under its 2017 Equity Incentive Plan (the “2017 Plan”). The 2021 Plan authorizes the award of both equity-based and cash-based incentive awards, including: (i) stock options (both incentive stock options and nonqualified stock options), (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, or RSUs, and (v) cash or other stock-based awards. Incentive stock options may be granted only to employees. All other types of awards may be issued to employees, directors, consultants, and other service providers.

As of March 31, 2022, the aggregate number of shares of common stock of the Company that may be issued under the Plan is 3,625,897. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2022 pursuant to an evergreen provision therein by 1,111,502 shares, representing 5% of total common shares outstanding at December 31, 2021. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of our shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 7,543,185 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of March 31, 2022, subject to adjustment as provided in the ESPP, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

Subject to prior approval by the board of directors in each instance, on or about January 1, 2022 and each anniversary of such date thereafter prior to the termination of the ESPP, the number of shares of common stock authorized and reserved for issuance under the ESPP will be increased by a number of shares of common stock equal to the least of (i) 1,000,000 shares of the Company’s common stock, (ii) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year, and (iii) such smaller number of shares of common stock as determined by the Company’s board of directors. Such shares of common stock may be newly issued shares, treasury shares or shares acquired on the open market. In the event that any dividend or other distribution (whether in the form of cash, our common stock, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, or exchange of common stock or other securities, or other change in the structure affecting common stock occurs, then in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the ESPP, the compensation committee will, in such manner as it deems equitable, adjust the number of shares and class of common stock that may be delivered under the ESPP, the purchase price per share and the number of shares covered by each outstanding option under the ESPP, and the numerical limits described above.

Equity-based Compensation

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Fair value of common stock	$3.05	$1.75
Expected volatility	91.29%	101.38% – 101.83%
Risk-free interest rate	2.36%	0.67% – 0.84%
Dividend yield	0.00%	0.00%
Expected term (years)	6.08	6.07 – 6.22

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

Activity for options was as follows:

	Options Outstanding
				Weighted
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Number of	Exercise	Value	Contractual Life
	Options	Price	(in 000’s)	(In Years)
Balance, December 31, 2021	5,640,438	$4.19	$12,002	8.0
Options granted	212,450	$3.05
Options exercised	(348,552)	$0.87
Options forfeited	(396,362)	$11.75
Options expired	—	$—
Balance, March 31, 2022	5,107,974	$4.28	$5,953	8.0
Exercisable as of March 31, 2022	3,044,481	$2.17	$4,845	6.9
Vested and expected to vest as of March 31, 2022	5,107,974	$4.28	$5,953	8.0

The weighted-average grant date fair value of stock options granted was $2.31 and $1.39 during the three months ended March 31, 2022 and 2021, respectively. There were 212,450 stock options granted at an aggregate fair value of $491 for the three months ended March 31, 2022 and 55,639 stock options granted at an aggregate fair value of $77 for the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, there were 348,552 and 20,787 stock options exercised, respectively, with an aggregate grant date fair value of $209 and $11, respectively. The intrinsic value of stock options exercised during the three months ended March 31, 2022 was $1,084 and was $22 for the three months ended March 31, 2021.

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to incentive stock options and nonstatutory stock options as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$234	$21
General and administrative	767	77
Total equity-based compensation	$1,001	$98

As of March 31, 2022, total future compensation expense related to unvested awards yet to be recognized by the Company was $9,621, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.1 years.

8. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented due to their antidilutive effect:

	March 31,
	2022	2021
Options issued and outstanding	5,107,974	4,456,375
Convertible preferred stock (as converted)	—	12,528,612
Warrants for common stock	—	201,131
Total	5,107,974	17,186,118

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial conditions and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our audited financial statements and notes thereto as of and for the years ended December 31, 2021 and 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Contractual Obligations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the 2021 Annual Report, filed with the United States Securities and Exchange Commission, or SEC, on March 30, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Our actual results may differ materially from those discussed below. Please see “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A of our 2021 Annual Report for factors that could cause or contribute to such differences.

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

Since our inception in 2007, we have incurred significant operating losses and devoted substantially all of our time and resources to developing our lead product candidate, CT1812, building our intellectual property portfolio, raising capital and recruiting management and technical staff to support these operations. As of March 31, 2022, we had an accumulated deficit of $97.8 million. We incurred a net loss of $3.8 million and net income of $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging, or NIA, a division of the National Institutes of Health, or NIH, and proceeds from our IPO, the sales of our convertible promissory notes, convertible preferred stock, simple Agreements for future equity, or SAFEs, and stock option exercises. Since our inception, we have received approximately $168.9 million in cumulative grant awards to fund our clinical trials, primarily from the NIA, and we have raised approximately $102.0 million in net proceeds from sales of our equity securities, convertible notes, SAFEs, stock option exercises, and our IPO. As of March 31, 2022, we had cash and cash equivalents of $51.5 million. On October 13, 2021, we completed our IPO, pursuant to which we issued and sold 3,768,116 shares of our common stock at a public offering price of $12.00 per share. Additionally, on November 12, 2021, the underwriters exercise of their over-allotment option in full to purchase 565,217 shares of our common stock closed. In connection with the IPO, we received net proceeds of approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us, which includes net proceeds of approximately $6.3 million from the over-allotment exercise. We expect to continue to incur significant and increasing expenses and net losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities.

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

Impact of COVID-19 on Our Business

Our business has been and could continue to be adversely affected by the effects of the COVID-19 pandemic, including, but not limited to, our clinical trials. For example, the COVID-19 pandemic may impact patient enrollment in our ongoing and future clinical trials of CT1812. In particular, some sites have in the past or may in the future pause enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients may choose not to enroll or continue participating in the clinical trial as a result of the pandemic. In addition, patient visits to medical providers in the United States have slowed as a result of the COVID-19 pandemic. Further, according to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions are at higher risk of getting very sick from COVID-19. As a result, potential patients in our ongoing and future clinical trials of CT1812 may choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services.

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

The spread of COVID 19, including the spread of new strains and variants of COVID-19, and actions taken to reduce such spread may also materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID 19 pandemic may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. In addition, the trading prices for other pharmaceutical companies have been highly volatile as a result of the COVID 19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

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

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount to support our continued research activities and development of our programs. Following the completion of our IPO on October 13, 2021, we have incurred, and will continue to incur, substantially increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services.

Other Income (Expense)

Grant Income

Grant income relates to the grants awarded from governmental bodies that are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations, research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of March 31, 2022, the Company has been awarded grants with project periods that extend through May 31, 2025, subject to extension. Our clinical trials have been funded by approximately $168.9 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203) study of CT1812 in patients with early-stage AD.

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

Income Tax Expense

The Company’s effective tax rate for the three months ended March 31, 2022 was (3.4%), compared to the effective tax rate for the three months ended March 31, 2021 of 0.0%. The March 31, 2022 income tax expense relates primarily to state income taxes related to an individual state.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating Expenses:
Research and development	$6,518	$4,430	$2,088
General and administrative	2,895	1,153	1,742
Total operating expenses	9,413	5,583	3,830
Loss from operations	(9,413)	(5,583)	(3,830)
Other income (expense):
Grant income	5,904	4,692	1,212
Change in the fair value of the derivative liability	—	1,063	(1,063)
Other income, net	(195)	145	(340)
Gain on debt extinguishment	—	443	(443)
Interest expense, net	(9)	(537)	528
Total other income, net	5,700	5,806	(106)
Loss before income taxes	(3,713)	223	(3,936)
Income tax expense	(125)	—	(125)
Net loss	$(3,838)	$223	$(4,061)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Clinical programs	$3,565	$926	$2,639
Personnel	1,485	840	645
Manufacturing	951	2,308	(1,357)
Preclinical programs	511	327	184
Facilities and other costs	6	29	(23)
	$6,518	$4,430	$2,088

Research and development expenses were $6.5 million for the three months ended March 31, 2022, compared to $4.4 million for the three months ended March 31, 2021. The increase of $2.1 million was primarily due to the following:

●	an increase of $2.6 million in clinical programs related to increased phase II trial activity;
●	an increase of $0.6 million in personnel costs associated with expanded research and development activities, and equity-based compensation expense;
●	a decrease of $1.4 million in manufacturing expense related to costs incurred with contract manufacturing organizations for production of pre-clinical and future clinical trial materials associated with our most advanced product candidates; and
●	an increase of $0.2 million in preclinical programs due to increased sponsored research spend under grants.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the three months ended March 31, 2022, compared to $1.2 million for the three months ended March 31, 2021. The increase of $1.7 million was primarily due to:

●	an increase of $0.6 million in Director & Officer liability insurance and other expenses;
●	an increase of $0.3 million in professional fees driven by increased audit, tax, and legal services; and
●	an increase of $0.8 million in equity-based compensation from stock option grants.

Other Income (Expense)

Grant Income

Grant income was $5.9 million for the three months ended March 31, 2022, compared to $4.7 million for the three months ended March 31, 2021. The change in grant income is correlated with the increase in eligible reimbursable costs incurred during 2022 as compared to 2021.

Change in Fair Value of the Derivative Liability

Changes in the fair value derivative liability resulted in a gain of $1.1 million for the three months ended March 31, 2021. There was no gain or loss for the three months ended March 31, 2022 as the derecognition of the derivative liability occurred May, 2021 upon the conversion of convertible notes into Series B-1 Convertible Preferred Stock at that time.

Other Income (Expense), Net

Other expense, net was $0.2 million for the three months ended March 31, 2022, compared to other income, net of $0.1 million for the three months ended March 31, 2021. Overall, the change in other expense was not significant in either period.

Gain on Debt Extinguishment

There was no gain or loss on debt extinguishment for the three months ended March 31, 2022. Gain on debt extinguishment was $0.4 million for the three months ended March 31, 2021 as a result of the forgiveness of the Paycheck Protection Program loan on January 21, 2021.

Interest Expense, Net

Interest expense, net was less than $0.1 million for the three months ended March 31, 2022, compared to Interest expense, net of $0.5 million for the three months ended March 31, 2021. The change of $0.4 million in interest expense, net was the result of the convertible notes outstanding balance during the three months ended March 31, 2021, which were subsequently converted into Series B-1 Preferred Stock in May of 2021.

Income Tax Expense

Income tax expense for the three months ended March 31, 2022 was approximately $0.1 million related to state income tax for a particular state.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFEs, stock option exercises, and our IPO. Since our inception, we have received grant awards primarily from the NIA in the aggregate amount of approximately $168.9 million and have raised approximately $102.0 million in net proceeds from sales of our equity securities, convertible notes and SAFEs, stock option exercises, and our IPO. On March 25, 2021, we completed a SAFE offering with various investors, pursuant to which we received gross proceeds in an aggregate amount equal to $8.9 million. On October 13, 2021, we closed our IPO, selling 3,768,116 shares of our common stock at a public offering price of $12.00 per share. Additionally, on November 12, 2021, the underwriters exercise of their over-allotment option to purchase 565,217 shares of our common stock closed. The net proceeds were approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company, which includes net proceeds of approximately $6.3 million from the over-allotment exercise. As of March 31, 2022, we had $51.5 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that the net proceeds from the IPO, together with our existing cash and cash equivalents and income from non-dilutive grants, will be sufficient for us to fund our operating expenses and capital expenditures requirements into the second half of 2023. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, progress, costs and results of our ongoing and planned clinical trials of CT1812, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic, the ongoing invasion of Ukraine by Russia or other delays;
●	the scope, progress, costs and results of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
●	the extent to which we develop, in-license or acquire other product candidates and technologies;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
●	the availability, timing, and receipt of any future NIA grants;
●	the number and development requirements of other product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;

●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to establish collaborations to commercialize CT1812 or any of our other product candidates outside the United States;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the additional costs we may incur as a result of operating as a public company, including our efforts to enhance operational systems and hire additional personnel, including enhanced internal controls over financial reporting.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, the ongoing invasion of Ukraine by Russia and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021

Cash flows used in operating activities	$(2,988)	$(772)
Cash flows used in investing activities	(134)	—
Cash flows (used in) provided by financing activities	(91)	8,956
Effect of exchange rate changes on cash and cash equivalents	1	—
Net (decrease) increase in cash and cash equivalents	$(3,212)	$8,184

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $3.0 million, which consisted primarily of our net loss of $3.8 million, offset by the impact of equity-based compensation of $1.0 million and a net change of $0.2 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an increase in grant receivables of $1.0 million, an increase in other assets of $1.4 million, and an increase in other noncurrent liabilities of $1.9 million.

Net cash used in operating activities for the three months ended March 31, 2021 was $0.8 million, which consisted primarily of our net income of $0.2 million partially offset by the net non-cash gains of $1.1 million and a net change of $0.1 million in our operating assets and liabilities. The non-cash gains primarily consisted of the change in derivative liabilities of $1.1 million and a gain on debt extinguishment of $0.4 million. The net change in our operating assets and liabilities was primarily due to an increase in grant receivables of $1.1 million, and an increase in accounts payable of $1.0 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $0.1 million related to purchases of fixed assets. We did not use any cash for investing activities for the three months ended March 31, 2021.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2022, and net cash provided by financing activities was $9.0 million for the three months ended March 31, 2021. The decrease in cash relates primarily to the $8.9 million of SAFEs issued during the three months ended March 31, 2021.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2022 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations:	$190	$193	$170	$191	$744
Total:	$190	$193	$170	$191	$744

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

In addition, in October 2021, we entered into an insurance premium financing arrangement with a lender. Under the agreement, we financed $1.5 million of certain premiums at a 3.25% annual interest rate. Payments of $0.1 million are due monthly from October 2021 through September 2022. As of March 31, 2022, the outstanding principal of the loan was $0.8 million.

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

See Note 7 to our financial statements for the three months ended March 31, 2022 for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment.

As of March 31, 2022, the total unrecognized compensation expense related to unvested time-based vesting awards was $9.6 million, which is expected to be recognized over weighted-average remaining vesting period of approximately 3.1 years.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our financial statements included in this Quarterly Report.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as that term is defined in Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control

During the quarter ended March 31, 2022, we launched a new enterprise resource planning system, or ERP, to support our financial reporting. The implementation of the ERP resulted primarily in changes to reports, interfaces, and IT dependent controls. Therefore, we have modified the design and documentation of internal control processes and procedures relating to the new systems to enhance existing internal controls. The system changes were undertaken as an ongoing business initiative to improve and enhance our internal control over financial reporting.

Except as described in the previous paragraph, we identified no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risk factors described in our 2021 Annual Report under the caption “Item 1A. “Risk Factors.” There have been no material changes in our risk factors included in our 2021 Annual Report. The risks described in our 2021 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Not applicable.

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

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus, dated October 7, 2021, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

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

Cognition Therapeutics, Inc.

Date: May 11, 2022	By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ James O’Brien
James O’Brien
Chief Financial Officer (Principal Financial Officer)