Form 10-Q
period 2022-06-30
COGNITION THERAPEUTICS INC
filed 2022-08-09
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of August 4, 2022, there were 22,710,736 shares of the registrant’s common stock issued and outstanding.

		Page

Forward Looking Statements		3

Part I.	Financial Information	5

Item 1.	Financial Statements	5

	Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	5

	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021 (Unaudited)	6

	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and 2021 (Unaudited)	7

	Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (Unaudited)	8

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

Part II.	Other Information	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures		39

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements, including, but not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the clinical nature of our business and our ability to successfully advance our current and future product candidates through our ongoing future clinical trials, preclinical studies and development activities;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of the net proceeds from our initial public offering, or IPO, in October 2021, and our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, geopolitical turmoil, including the ongoing conflict between Ukraine and Russia or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including our ongoing and future clinical trials, preclinical studies and development activities;
●	our dependence on developmental and regulatory success and commercialization of CT1812, our lead product candidate;
●	the novelty of our approach to targeting the σ-2 (sigma-2) receptor, or S2R, complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to the novel nature of such approach;
●	the success of competing therapies that are or become available;
●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to obtain and maintain regulatory clearance of CT1812 for approved investigational new drug, or IND, applications and any future IND applications for any of our other product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	developments relating to our competitors and our industry;
●	economic uncertainty resulting from actual or perceived inflation; and
●	other risk and uncertainties, including those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 30, 2022, as supplemented by our subsequent Quarterly Reports on Form 10-Q.

We have based these forward-looking statements largely on our current expectations, estimates, forecasts, and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report, as supplemented by our subsequent Quarterly Reports on Form 10-Q, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$45,771	$54,721
Grant receivables	3,295	1,799
Prepaid expenses and other current assets	1,677	2,005
Other receivables	—	467
Total current assets	50,743	58,992
Property and equipment, net	245	145
Right-of-use assets, operating leases	539	—
Other assets	1,285	—
Total assets	$52,812	$59,137
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	3,304	4,168
Accrued expenses	1,667	1,751
Deferred grant income, current	1,284	753
Operating lease liabilities, current	161	—
Other current liabilities	402	1,192
Total current liabilities	6,818	7,864
Operating lease liabilities, noncurrent	404	—
Deferred grant income and other liabilities, noncurrent	1,691	—
Total liabilities	8,913	7,864
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 22,597,907 and 22,230,032 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	22	22
Additional paid-in capital	147,671	145,453
Accumulated deficit	(103,594)	(94,004)
Accumulated other comprehensive loss	(200)	(198)
Total stockholders’ equity	43,899	51,273
Total liabilities and stockholders’ equity	$52,812	$59,137

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Expenses:
Research and development	$9,098	$4,894	$15,616	$9,324
General and administrative	3,115	1,090	6,010	2,243
Total operating expenses	12,213	5,984	21,626	11,567
Loss from operations	(12,213)	(5,984)	(21,626)	(11,567)
Other income (expense):
Grant income	6,385	4,646	12,289	9,338
Change in the fair value of the derivative liability	—	1,146	—	2,209
Change in the fair value of the Simple Agreements for Future Equity	—	(1,044)	—	(1,044)
Other (expense) income, net	(42)	103	(237)	248
Gain on debt extinguishment	—	—	—	443
Interest expense, net	(7)	(357)	(16)	(894)
Total other income, net	6,336	4,494	12,036	10,300
Loss before income tax	(5,877)	(1,490)	(9,590)	(1,267)
Income tax benefit	125	—	—	—
Net (loss) income	(5,752)	(1,490)	(9,590)	(1,267)
Cumulative preferred stock dividends	—	(1,339)	—	(2,467)
Net loss attributable to common stockholders	$(5,752)	$(2,829)	$(9,590)	$(3,734)
Unrealized gain (loss) on foreign currency translation	(3)	(1)	(2)	(6)
Total comprehensive (loss) income	$(5,755)	$(1,491)	$(9,592)	$(1,273)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(4.77)	$(0.43)	$(6.53)
Weighted-average common shares outstanding, basic and diluted	22,595,359	593,431	22,511,636	571,921

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances as of December 31, 2021	22,230,032	$22	$145,453	$(94,004)	$(198)	$51,273
Exercise of stock options	348,552	—	303	—	—	303
Equity-based compensation	—	—	1,001	—	—	1,001
Other comprehensive loss	—	—	—	—	1	1
Net loss	—	—	—	(3,838)	—	(3,838)
Balances as of March 31, 2022	22,578,584	$22	$146,757	$(97,842)	$(197)	$48,740
Exercise of stock options	19,323	—	22	—	—	22
Equity-based compensation	—	—	892	—	—	892
Other comprehensive loss	—	—	—	—	(3)	(3)
Net loss	—	—	—	(5,752)	—	(5,752)
Balances as of June 30, 2022	22,597,907	$22	$147,671	$(103,594)	$(200)	$43,899

	Series A		Series A‑1		Series A‑2		Series B		Series B-1						Accumulated
	Convertible		Convertible		Convertible		Convertible		Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Deficit
Balances as of December 31, 2020	2,819,027	$4,616	3,730,366	$5,398	3,565,063	$5,809	30,409,890	$39,547	—	$—	538,793	$1	$222	$(68,220)	$(187)	$(68,184)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	20,787	—	14	—	—	14
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	98	—	—	98
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	223	—	223
Balances as of March 31, 2021	2,819,027	$4,616	3,730,366	$5,398	3,565,063	$5,809	30,409,890	$39,547	—	$—	559,580	$1	$334	$(67,997)	$(192)	$(67,854)
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	50,497	—	34	—	—	34
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	94	—	—	94
Issuance of Series B-1 Convertible Preferred Stock upon conversion of debt	—	—	—	—	—	—	—	—	10,926,089	29,391	—	—	(397)	(14,068)	—	(14,465)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,490)	—	(1,490)
Balances as of June 30, 2021	2,819,027	$4,616	3,730,366	$5,398	3,565,063	$5,809	30,409,890	$39,547	10,926,089	$29,391	610,077	$1	$65	$(83,555)	$(193)	$(83,682)

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,590)	$(1,267)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	38	47
Equity-based compensation	1,893	192
Amortization of right-of-use assets	77	—
Amortization of debt issuance costs	—	31
Amortization of debt discount	—	352
Change in the fair value of the derivative liability	—	(2,209)
Change in the fair value of the Simple Agreements for Future Equity	—	1,044
Gain on debt extinguishment	—	(443)
Changes in operating assets and liabilities:
Grant receivables	(1,496)	(1,700)
Prepaid expenses and other assets	(957)	(270)
Other receivables	467	289
Accounts payable	(864)	420
Accrued expenses	(84)	1,320
Deferred grant income, current and other liabilities	2,222	512
Operating lease liabilities	(51)	—
Net cash used in operating activities	(8,345)	(1,682)
Cash flows from investing activities:
Payments for property and equipment	(138)	—
Net cash used in investing activities	(138)	—
Cash flows from financing activities:
Proceeds from the exercise of common stock options	325	14
Payments on loan payable	(790)	—
Proceeds from issuance of Simple Agreements for Future Equity	—	8,942
Proceeds from exercise of stock warrants	—	34
Deferred offering costs	—	(1,189)
Net cash (used in) provided by financing activities	(465)	7,801
Effect of exchange rate changes on cash and cash equivalents	(2)	(8)
Net (decrease) increase in cash and cash equivalents	(8,950)	6,111
Cash and cash equivalents
Cash and cash equivalents – beginning of period	54,721	5,189
Cash and cash equivalents – end of period	$45,771	$11,300
Supplemental disclosures of non-cash financing activities:
Issuance of Series B-1 Convertible Preferred Stock upon conversion of debt	$—	$29,391
Deferred offering costs included in accounts payable	$—	$1,252

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

The Company held cash and cash equivalents of $45,771 at June 30, 2022. The Company expects that its cash and cash equivalents, including the net proceeds from its IPO, will enable it to fund its operating expenses and capital expenditure requirements through at least the one year period subsequent to the filing date of this Quarterly Report on Form 10-Q. However, additional funding will be necessary beyond this point to fund the Company’s future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of grant awards, equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2022, the statements of operations and comprehensive loss and convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

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

Receivables

Grant Receivables

Grant receivables relate to outstanding amounts due for reimbursable expenditures of awarded grants issued by the National Institute of Health (“NIH”) and are carried at their estimated collectible amounts. The Company expects all receivables to be collectible, and accordingly, there is no allowance for doubtful accounts required on these grant receivables.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful life of the asset. The Company estimates the useful life to be 5 and 6 years for equipment and furniture and fixtures, respectively. The cost of repairs and maintenance is charged to expense as incurred.

Property and equipment is evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If expected cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. There were no indicators of impairment of long-lived assets during the three or six months ended June 30, 2022 or 2021.

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

Grant income

For the three and six months ended June 30, 2022, the Company generated grant income of $6,385 and $12,289, respectively, primarily from reimbursements from the National Institute of Aging (“NIA”), a division of the NIH, for aging research. For the three and six months ended June 30, 2021, the Company generated grant income of $4,646 and $9,338, respectively, from reimbursements from the NIA. The Company records grant income in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. As of June 30, 2022, the Company has been awarded grants with project periods that extend through May 31, 2025, subject to extension.

Research and Development Costs

The Company is involved in research and development aimed at the development of treatments for a variety of diseases related to the central nervous system, with a primary focus on Alzheimer’s Disease, Dementia with Lewy Bodies and dAMD studies. Research and development costs are expensed as incurred. Research and development expenses consist principally of personnel costs, including salaries, stock-based compensation, and benefits for employees, third-party license fees and other operational costs related to our research and development activities, including allocated facility-related expenses and external costs of outside vendors, and other direct and indirect costs. Non-refundable research and development costs are deferred and expensed as the related goods are delivered or services are performed. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks. Costs for certain research and development activities are recognized based on the pattern of performance of the individual arrangements, which may differ from the pattern of billings incurred, and are reflected in the consolidated financial statements as prepaid expenses or as accrued research and development expenses.

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

Impact of Adoption of ASC 842 on the Consolidated Financial Statements

	Prior to adoption	Adjustment for
	of new leasing	adoption of new
	standards	leasing standards	As adjusted
Right-of-use assets (1)	$—	$616	$616
Deferred rent (2)	$6	$(6)	$—
Operating lease liabilities (3)	$—	$130	$130
Operating lease liabilities, net of current portion (3)	$—	$486	$486

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

Prior to the IPO, due to the absence of an active market for the Company’s common stock, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for stock options granted, the Company has considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred stockholders and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date. Subsequent to the IPO, the board of directors determines the fair value of the shares of common stock underlying the stock-based awards based upon the closing price as reported on the Nasdaq Global Market on the grant date.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (a) no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Income taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate, apply that rate in providing for income taxes on a current year-to-date (interim period) basis, and include the tax impact for discrete items within the interim period. The Company maintains a full valuation allowance against all deferred tax assets as of June 30, 2022 and December 31, 2021, as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of June 30, 2022 and December 31, 2021, the Company had no uncertain tax positions.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of June 30, 2022
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$43,523	$—	$—	$43,523
Total assets	$43,523	$—	$—	$43,523

	As of December 31, 2021
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$46,687	$—	$—	$46,687
Total assets	$46,687	$—	$—	$46,687

The following table sets forth a summary of the changes in fair value of the Level 3 liabilities for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
		Derivative
	SAFE	Liability	Total
Balance at December 31, 2020	$—	$2,209	$2,209
Fair value recognized upon the issuance of SAFE	8,942	—	8,942
Change in the fair value of the derivative liability	—	(2,209)	(2,209)
Change in the fair value of SAFE	1,044	—	1,044
Balance at June 30, 2021	$9,986	$—	$9,986

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

The fair value of the derivative liability was determined by calculating the fair value of the notes with the conversion and redemption features as compared to the fair value of the notes without such features, with the difference representing the value of the conversion and redemption features, or the derivative liability. The conversion and redemption features are measured at fair value as of each reporting date and the change in the fair value for the period is recorded in the consolidated statements of operations as a change in the fair value of the derivative liability. The fair value of the derivative liability is based on Level 3 unobservable inputs. Changes in fair value are recognized as a gain or loss within other income (expense) on the consolidated statements of operations and comprehensive loss. The derivative liability expired unexercised upon the conversion of the convertible notes into shares of the Series B-1 convertible preferred stock in May of 2021.

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

The fair value of the SAFEs was determined using a probability weighted expected return method (PWERM), in which the probability and timing of potential future events is considered in order to estimate the fair value of the SAFEs as of each valuation date. Management determined the fair value of the SAFEs using the following significant unobservable inputs:

		March 25,
	June 30,	2021
	2021	(Issuance)
Expected term (in years)	0.17	0.35
Discount upon conversion	20.0%	20.0%
Discount upon implied return	18.9%	18.9%
Probability of IPO occurrence	45.0%	45.0%
Probability of dissolution event occurrence	15.0%	15.0%
Probability of equity financing occurrence	37.0%	37.0%
Probability of change of control occurrence	3.0%	3.0%

The change in fair value of the SAFEs for the three and six months ended June 30, 2021 was $1,044 and $1,044, respectively.

In addition, the Company recorded the Series B-1 convertible preferred stock within mezzanine equity at fair value on the date of issuance, May 1, 2021. This non-recurring fair value measure was based on level 3 unobservable inputs.

4. Accrued Expenses

Accrued expense consists of the following as of:

	As of
	June 30,	December 31,
	2022	2021
Employee compensation, benefits, and related accruals	$748	$1,285
Research and development costs	555	250
Professional fees	338	216
Other accrued	26	—
Total	$1,667	$1,751

5. Other Current Liabilities

In October 2021, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $1,453 of certain premiums at a 3.25% annual interest rate. Payments of approximately $134 are due monthly from October 2021 through September 2022. As of June 30, 2022 and December 31, 2021, the outstanding principal of the loan was $401 and $1,191, respectively, and is included in other current liabilities on the consolidated balance sheet.

6. Commitments and Contingencies

Operating Leases

The Company’s corporate headquarters is located in Purchase, New York where we currently occupy 2,864 square feet of office space under a lease that expires in May, 2029. The Company also leases approximately 6,068 square feet of laboratory and office space located in Pittsburgh, Pennsylvania under leases that expire in June, 2023.

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of June 30, 2022 were as follows, in thousands:

As of June 30,
2022
Assets
Operating lease assets	$539
Total operating lease assets	$539
Liabilities
Current
Operating lease liabilities	$161
Noncurrent
Operating lease liabilities, net of current	404
Total operating lease liabilities	$565

The following table summarizes operating lease costs for the three and six months ended June 30, 2022:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating lease costs	$49	$99
Variable lease costs	—	—
Total lease costs	$49	$99

Rent expense for the three and six months ended June 30, 2021 was $48 and $82, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of June 30, 2022 were as follows:

For the Years Ended December 31,	Operating Leases
2022 (remaining)	$99
2023	140
2024	82
2025	84
Thereafter	298
Total undiscounted lease payments	$703
Less: Imputed interest	(138)
Present value of operating lease liabilities	$565

The following table summarizes the lease term and discount rate as of June 30, 2022:

		As of June 30,
		2022
Weighted-average remaining lease term (years)
	Operating leases	5.7
Weighted-average discount rate
	Operating leases	8.0%

The following table summarizes cash paid for amounts included in the measurement of the Company’s operating lease liabilities for the three and six months ended June 30, 2022:

Amounts
Six Months Ended June 30, 2022	(in thousands)
Operating cash flows used for operating leases	$73

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

As of June 30, 2022 and December 31, 2021, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Equity-based Compensation

2021 Equity Incentive Plan

On October 7, 2021, the date upon which the Registration Statement on Form S-1 in connection with the IPO was declared effective, the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) became effective. On the same date, the Company ceased granting awards under its 2017 Equity Incentive Plan (the “2017 Plan”). The 2021 Plan authorizes the award of both equity-based and cash-based incentive awards, including: (i) stock options (both incentive stock options and nonqualified stock options), (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, or

RSUs, and (v) cash or other stock-based awards. Incentive stock options may be granted only to employees. All other types of awards may be issued to employees, directors, consultants, and other service providers.

As of June 30, 2022, the aggregate number of shares of common stock of the Company that may be issued under the Plan is 3,480,014. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2022 pursuant to an evergreen provision therein by 1,111,502 shares, representing 5% of total common shares outstanding at December 31, 2021. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of our shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 7,543,185 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of June 30, 2022, subject to adjustment as provided in the ESPP, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

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

Equity-based Compensation

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2022	2021
Fair value of common stock	$1.92 – $3.05	$1.75 – $6.15
Expected volatility	91.09% – 92.72%	100.82% – 101.83%
Risk-free interest rate	1.87% – 3.25%	0.67% – 1.06%
Dividend yield	0.00%	0.00%
Expected term (years)	5.50 – 6.08	5.00 – 6.22

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

Activity for options was as follows:

	Options Outstanding
				Weighted
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Number of	Exercise	Value	Contractual Life
	Options	Price	(in 000’s)	(In Years)
Balance, December 31, 2021	5,640,438	$4.19	$12,002	8.0
Options granted	426,575	$2.52
Options exercised	(367,875)	$0.89
Options forfeited	(422,870)	$5.49
Options expired	(41,737)	$0.87
Balance, June 30, 2022	5,234,531	$4.26	$3,720	7.1
Exercisable as of June 30, 2022	3,350,614	$3.02	$3,125	6.1
Vested and expected to vest as of June 30, 2022	5,234,531	$4.26	$3,720	7.1

The weighted-average grant date fair value of stock options granted was $2.00 and $2.52 during the three and six months ended June 30, 2022, respectively. The weighted-average grant date fair value of stock options granted was $1.19 and $1.39 during the three and six months ended June 30, 2021, respectively. There were 214,125 and 426,575 stock options granted at an aggregate fair value of $429 and $1,077 for the three and six months ended June 30, 2022, respectively. There were 11,593 and 67,232 stock options granted at an aggregate fair value of $14 and $91 for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2022 there were 19,321 and 367,875 stock options exercised, respectively, with an aggregate grant date fair value of $22 and $327, respectively. During the three and six months ended June 30, 2021 there were 0 and 20,787 stock options exercised, respectively, with an aggregate grant date fair value of $0 and $11, respectively. The intrinsic value of stock options exercised during the three and six months ended June 30, 2022 was $36 and $1,121, respectively, and was $0 and $114 for the three and six months ended June 30, 2021, respectively.

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$82	$13	$316	$34
General and administrative	810	81	1,577	158
Total equity-based compensation	$892	$94	$1,893	$192

As of June 30, 2022, total future compensation expense related to unvested awards yet to be recognized by the Company was $9,025, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.5 years.

8. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented due to their antidilutive effect:

	June 30,
	2022	2021
Options issued and outstanding	5,234,531	4,359,575
Convertible preferred stock (as converted)	—	15,906,537
Warrants for common stock	—	150,634
Total	5,234,531	20,416,746

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial conditions and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes thereto as of and for the years ended December 31, 2021 and 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Contractual Obligations, included in our Annual Report filed with the SEC on March 30, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Our actual results may differ materially from those discussed below. Please see “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A of our Annual Report for factors that could cause or contribute to such differences.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of innovative, small molecule therapeutics targeting age-related degenerative diseases and disorders of the central nervous system, or CNS, and retina. Currently available therapies for these diseases are limited, with many diseases having no approved therapies or treatments. Our goal is to develop disease modifying treatments for patients with these degenerative disorders by initially leveraging our expertise in the S2R, which is expressed by multiple cell types, including neuronal synapses, and acts as a key regulator of cellular damage commonly associated with certain age-related degenerative diseases of the CNS and retina. We believe that targeting the S2R complex represents a mechanism that is functionally distinct from other current approaches in clinical development for the treatment of degenerative diseases.

In August 2022, at the Alzheimer’s Association International Conference (AAIC), we presented a proteomic analysis of clinical biomarker data from all participants enrolled in our SPARC study for whom end-of-study (at six months) and baseline cerebrospinal fluid samples were available (n=18). The SPARC study (COG0105) enrolled 23 individuals with mild-to-moderate Alzheimer’s disease, or AD, who were randomized to receive oral once-daily treatment with CT1812 or placebo for six months. The analyses demonstrated the effect of CT1812 on multiple priority AD biomarkers, including YKL-40, a biomarker of inflammation, which is upregulated in AD. Participants treated with CT1812 exhibited a downward shift in YKL-40 towards levels observed in healthy, non-demented individuals, supporting a potential positive impact of CT1812 on disease biology. In addition, CT1812 had a significant impact on CSF levels of clusterin (CLU), which has been identified as a genetic risk factor for AD by several independent, large-scale genome-wide association studies (GWAS). We believe the analytic results support the proposed synaptoprotective mechanism of action of CT1812 and role in normalizing cellular processes known to be adversely disrupted in AD.

Since our inception in 2007, we have incurred significant operating losses and devoted substantially all of our time and resources to developing our lead product candidate, CT1812, building our intellectual property portfolio, raising capital and recruiting management and technical staff to support these operations. As of June 30, 2022, we had an accumulated deficit of $103.6 million. We incurred a net loss of $5.8 million and $9.6 million for the three and six months ended June 30, 2022, respectively, and net loss of $1.5 million and $1.3 million for the three and six months ended June 30, 2021, respectively.

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging, or NIA, a division of the National Institutes of Health, or NIH, and proceeds from our IPO, the sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity, or SAFEs, and stock option exercises. Since our inception, we have received approximately $168.9 million in cumulative grant awards to fund our clinical trials, primarily from the NIA, and we have raised approximately $102.0 million in net proceeds from sales of our equity securities, convertible notes, SAFEs, stock option exercises, and our IPO. As of June 30, 2022, we had cash and cash equivalents of $45.8 million.

On October 13, 2021, we completed our IPO, pursuant to which we issued and sold 3,768,116 shares of our common stock at a public offering price of $12.00 per share. Additionally, on November 12, 2021, the underwriters exercise of their over-allotment option in full to purchase 565,217 shares of our common stock closed. In connection with the IPO, we received net proceeds of approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us, which includes net proceeds of approximately $6.3 million from the exercise of the over-allotment option. We expect to continue to incur significant and increasing expenses and net losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities.

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

Impact of COVID-19 on Our Business

Our business has been and could continue to be adversely affected by the effects of the ongoing COVID-19 pandemic, including, but not limited to, our clinical trials. For example, the COVID-19 pandemic may impact patient enrollment in our ongoing and future clinical trials of CT1812. In particular, some sites have in the past or may in the future pause enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients may choose not to enroll or continue participating in the clinical trial as a result of the pandemic. In addition, patient visits to medical providers in the United States have slowed as a result of the COVID-19 pandemic. Further, according to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions are at higher risk of getting very sick from COVID-19. As a result, potential patients in our ongoing and future clinical trials of CT1812 may choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants awarded from governmental bodies that are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations, research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of June 30, 2022, the Company has been awarded grants with project periods that extend through May 31, 2025, subject to extension. Our clinical trials have been funded by approximately $168.9 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203) study of CT1812 in patients with early-stage AD, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201) study of CT1812 in patients with mild to moderate AD, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201) study of CT1812 in patients with dementia with lewy bodies.

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

Income tax benefit (expense)

Our income tax benefit (expense) relates primarily to state income taxes related to an individual state. We maintain a full valuation allowance against all deferred tax assets as of June 30, 2022 and December 31, 2021, as management has determined that it is not more likely than not that we will realize these future tax benefits.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating Expenses:
Research and development	$9,098	$4,894	$4,204
General and administrative	3,115	1,090	2,025
Total operating expenses	12,213	5,984	6,229
Loss from operations	(12,213)	(5,984)	(6,229)
Other income (expense):
Grant income	6,385	4,646	1,739
Change in the fair value of the derivative liability	—	1,146	(1,146)
Change in the fair value of SAFEs	—	(1,044)	1,044
Other (expense) income, net	(42)	103	(145)
Interest expense, net	(7)	(357)	350
Total other income, net	6,336	4,494	1,842
Loss before income taxes	(5,877)	(1,490)	(4,387)
Income tax benefit	125	—	125
Net loss	$(5,752)	$(1,490)	$(4,262)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Clinical programs	$5,485	$758	$4,727
Personnel	1,877	1,096	781
Manufacturing	1,110	2,411	(1,301)
Preclinical programs	525	599	(74)
Facilities and other costs	101	30	71
	$9,098	$4,894	$4,204

Research and development expenses were $9.1 million for the three months ended June 30, 2022, compared to $4.9 million for the three months ended June 30, 2021. The increase of $4.2 million was primarily due to the following:

●	an increase of $4.7 million in clinical programs related to increased phase II trial activity primarily due to increased contract research organization spend;
●	an increase of $0.8 million in personnel costs associated with expanded research and development activities, and equity-based compensation expense; and
●	a decrease of $1.3 million in manufacturing expense related to costs incurred with contract manufacturing organizations for production of pre-clinical and future clinical trial materials associated with our most advanced product candidates due to the timing of the manufacturing of the pre-clinical and clinical trial materials.

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended June 30, 2022, compared to $1.1 million for the three months ended June 30, 2021. The increase of $2.0 million was primarily due to:

●	an increase of $0.4 million in Director & Officer liability insurance and other expenses;
●	an increase of $0.3 million in compensation expense driven by increased headcount;
●	an increase of $0.6 million in professional fees driven by increased audit, tax, and legal services; and
●	an increase of $0.7 million in equity-based compensation from stock option grants.

Other Income (Expense)

Grant Income

Grant income was $6.4 million for the three months ended June 30, 2022, compared to $4.6 million for the three months ended June 30, 2021. The change in grant income is correlated with the increase in eligible reimbursable costs incurred during 2022 as compared to 2021.

Change in Fair Value of the Derivative Liability

Changes in the fair value derivative liability resulted in a gain of $1.1 million for the three months ended June 30, 2021. There was no gain or loss for the three months ended June 30, 2022 as the derecognition of the derivative liability occurred in May 2021 upon the conversion of convertible notes into shares of our Series B-1 convertible preferred stock.

Change in Fair Value of the SAFEs

Changes in the fair value of the SAFEs resulted in a loss of $1.0 million for the three months ended June 30, 2021. There was no change in the fair value for the three months ended June 30, 2022 as the derecognition of the SAFE liability occurred when the SAFEs converted into shares of our common stock upon the closing of our IPO.

Other Income (Expense), Net

Other expense, net was less than $0.1 million for the three months ended June 30, 2022, compared to other income, net of $0.1 million for the three months ended June 30, 2021. Overall, the change in other expense was not significant in either period.

Interest Expense, Net

Interest expense, net was less than $0.1 million for the three months ended June 30, 2022, compared to Interest expense, net of $0.4 million for the three months ended June 30, 2021. The change of $0.4 million in interest expense, net was the result of the convertible notes outstanding balance during the three months ended June 30, 2021, which were subsequently converted into shares of our Series B-1 convertible preferred stock in May 2021.

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2022 was $0.1 million related to the reversal of a prior period estimate of state income tax for a particular state.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Consolidated Statements of Operations Data:
Operating Expenses:
Research and development	$15,616	$9,324	$6,292
General and administrative	6,010	2,243	3,767
Total operating expenses	21,626	11,567	10,059
Loss from operations	(21,626)	(11,567)	(10,059)
Other income (expense):
Grant income	12,289	9,338	2,951
Change in the fair value of the derivative liability	—	2,209	(2,209)
Change in the fair value of SAFEs	—	(1,044)	1,044
Other (expense) income, net	(237)	248	(485)
Gain on debt extinguishment	—	443	(443)
Interest expense, net	(16)	(894)	878
Total other income, net	12,036	10,300	1,736
Loss before income taxes	(9,590)	(1,267)	(8,323)
Net loss	$(9,590)	$(1,267)	$(8,323)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Clinical programs	$9,050	$1,684	$7,366
Personnel	3,362	1,936	1,426
Manufacturing	2,061	4,719	(2,658)
Preclinical programs	1,036	926	110
Facilities and other costs	107	59	48
	$15,616	$9,324	$6,292

Research and development expenses were $15.6 million for the six months ended June 30, 2022, compared to $9.3 million for the six months ended June 30, 2021. The increase of $6.3 million was primarily due to the following:

●	an increase of $7.4 million in clinical programs related to increased phase II trial activity primarily due to increased contract research organization spend;
●	an increase of $1.4 million in personnel costs associated with expanded research and development activities, and equity-based compensation expense;
●	a decrease of $2.6 million in manufacturing expense related to costs incurred with contract manufacturing organizations for production of pre-clinical and future clinical trial materials associated with our most advanced product candidates due to the timing of the manufacturing of the pre-clinical and clinical trial materials; and
●	an increase of $0.1 million in preclinical programs due to increased sponsored research spend under grants.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the six months ended June 30, 2022, compared to $2.2 million for the six months ended June 30, 2021. The increase of $3.8 million was primarily due to:

●	an increase of $0.9 million in Director & Officer liability insurance and other expenses;
●	an increase of $0.4 million in compensation driven by increased headcount;
●	an increase of $0.8 million in professional fees driven by increased audit, tax, and legal services; and
●	an increase of $1.4 million in equity-based compensation from stock option grants.

Other Income (Expense)

Grant Income

Grant income was $12.3 million for the six months ended June 30, 2022, compared to $9.3 million for the six months ended June 30, 2021. The change in grant income is correlated with the increase in eligible reimbursable costs incurred during 2022 as compared to 2021.

Change in Fair Value of the Derivative Liability

Changes in the fair value derivative liability resulted in a gain of $2.2 million for the six months ended June 30, 2021. There was no gain or loss for the six months ended June 30, 2022 as the derecognition of the derivative liability occurred in May 2021 upon the conversion of convertible notes into shares of Series B-1 convertible preferred stock.

Change in Fair Value of the SAFEs

Changes in the fair value of the SAFEs resulted in a loss of $1.0 million for the six months ended June 30, 2021. There was no change in the fair value for the six months ended June 30, 2022 as the derecognition of the SAFE liability occurred when the SAFEs converted into shares of our common stock upon the closing of our IPO.

Other Income (Expense), Net

Other expense, net was $0.2 million for the six months ended June 30, 2022, compared to other income, net of $0.2 million for the six months ended June 30, 2021. Overall, management believes that the change in other expense was not significant in either period.

Gain on Debt Extinguishment

There was no gain or loss on debt extinguishment for the six months ended June 30, 2022. Gain on debt extinguishment was $0.4 million for the six months ended June 30, 2021 as a result of the forgiveness of the Paycheck Protection Program loan on January 21, 2021.

Interest Expense, Net

Interest expense, net was less than $0.1 million for the six months ended June 30, 2022, compared to interest expense, net of $0.9 million for the six months ended June 30, 2021. The change of $0.9 million in interest expense, net was the result of the convertible notes outstanding balance during the six months ended June 30, 2021, which were subsequently converted into shares of our Series B-1 convertible preferred stock in May 2021.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFEs, stock option exercises, and our IPO. Since our inception, we have received grant awards primarily from the NIA in the aggregate amount of approximately $168.9 million and have raised approximately $102.0 million in net proceeds from sales of our equity securities, convertible notes and SAFEs, stock option exercises, and our IPO. On March 25, 2021, we completed a SAFE offering with various investors, pursuant to which we received gross proceeds in an aggregate amount equal to $8.9 million. On October 13, 2021, we closed our IPO, selling 3,768,116 shares of our common stock at a public offering price of $12.00 per share. Additionally, on November 12, 2021, the underwriters exercise of their over-allotment option to purchase 565,217 shares of our common stock closed. The net proceeds were approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company, which includes net proceeds of approximately $6.3 million from the exercise of the over-allotment option. As of June 30, 2022, we had $45.8 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that the net proceeds from the IPO, together with our existing cash and cash equivalents and income from non-dilutive grants, will be sufficient for us to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2023. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, progress, costs and results of our ongoing and planned clinical trials of CT1812, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other diseases, global or political instability, such as the ongoing conflict between Ukraine and Russia, inflation, or other delays;
●	the scope, progress, costs and results of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
●	the extent to which we develop, in-license or acquire other product candidates and technologies;

●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
●	the availability, timing, and receipt of any future NIA grants;
●	the number and development requirements of other product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to establish collaborations to commercialize CT1812 or any of our other product candidates outside the United States;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the additional costs we may incur as a result of operating as a public company, including our efforts to enhance operational systems and hire additional personnel, including enhanced internal controls over financial reporting.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or other diseases, the ongoing conflict between Ukraine and Russia, inflation, and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021

Cash flows used in operating activities	$(8,345)	$(1,682)
Cash flows used in investing activities	(138)	—
Cash flows (used in) provided by financing activities	(465)	7,801
Effect of exchange rate changes on cash and cash equivalents	(2)	(8)
Net (decrease) increase in cash and cash equivalents	$(8,950)	$6,111

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $8.3 million, which consisted primarily of our net loss of $9.6 million, offset by the impact of equity-based compensation of $1.9 million and a net change of $0.8 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an increase in grant receivables of $1.5 million, an increase in other assets of $1.3 million, offset by an increase in other noncurrent liabilities of $1.7 million, and an increase in deferred grant income of $0.5 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $1.7 million, which consisted primarily of our net loss of $1.3 million as well as net non-cash gains of $1.0 million and a net change of $0.6 million in our operating assets and liabilities. The net non-cash gains primarily consisted of amortization of debt discounts of $0.4 million, change in derivative liabilities of $2.2 million, change in fair value of the SAFEs of $1.0 million, a gain on debt extinguishment of $0.4 million, and equity-based compensation of $0.2 million. The net change in our operating assets and liabilities was primarily due to an increase in grant receivables of $1.7 million, an increase in prepaid expenses and other current assets of $0.3 million, a decrease in other receivables of $0.3 million, an increase in accounts payable of $0.4 million, an increase in accrued expenses of $1.3 million, and an increase in other current liabilities of $0.5 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $0.1 million related to purchases of fixed assets. We did not use any cash for investing activities for the six months ended June 30, 2021.

Financing Activities

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2022, and net cash provided by financing activities was $7.8 million for the six months ended June 30, 2021. The decrease in cash relates primarily to the $8.9 million of SAFEs issued during the six months ended June 30, 2021.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2022 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations:	$149	$193	$170	$191	$703
Total:	$149	$193	$170	$191	$703

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

In addition, in October 2021, we entered into an insurance premium financing arrangement with a lender. Under the agreement, we financed $1.5 million of certain premiums at a 3.25% annual interest rate. Payments of $0.1 million are due monthly from October 2021 through September 2022. As of June 30, 2022, the outstanding principal of the loan was $0.4 million.

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

See Note 7 to our consolidated financial statements for the three and six months ended June 30, 2022 for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment.

As of June 30, 2022, the total unrecognized compensation expense related to unvested time-based vesting awards was $9.0 million, which is expected to be recognized over weighted-average remaining vesting period of approximately 2.5 years.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our consolidated financial statements included in this Quarterly Report.

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

Our President and Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow for timely decisions regarding required disclosures, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control

We identified no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risk factors described in our Annual Report under the caption “Item 1A. “Risk Factors.” There have been no material changes in our risk factors included in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

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

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus, dated October 7, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Repurchase of Shares of Company Equity Securities

None.

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

Cognition Therapeutics, Inc.

Date: August 9, 2022	By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ James O’Brien
James O’Brien
Chief Financial Officer (Principal Financial Officer)