Form 10-Q
period 2022-09-30
COGNITION THERAPEUTICS INC
filed 2022-11-14
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of November 10, 2022, there were 23,971,042 shares of the registrant’s common stock issued and outstanding.

		Page

Forward Looking Statements		3

Part I.	Financial Information	5

Item 1.	Financial Statements	5

	Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	5

	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	6

	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	7

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	9

	Notes to Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

Part II.	Other Information	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

Signatures		40

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements, including, but not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	our ability to recruit and retain key members of management and other clinical and scientific personnel;
●	the clinical nature of our business and our ability to successfully advance our current and future product candidates through our ongoing future clinical trials, preclinical studies and development activities;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of the net proceeds from our initial public offering, or IPO, in October 2021, and our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, geopolitical turmoil, including the ongoing conflict between Ukraine and Russia or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including our ongoing and future clinical trials, preclinical studies and development activities;
●	our dependence on developmental and regulatory success and commercialization of CT1812, our lead product candidate;
●	the novelty of our approach to targeting the σ-2 (sigma-2) receptor complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to the novel nature of such approach;
●	the success of competing therapies that are or become available;
●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to obtain and maintain regulatory clearance of CT1812 for approved investigational new drug, or IND, applications and any future IND applications for any of our other product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	developments relating to our competitors and our industry;
●	economic uncertainty resulting from actual or perceived inflation; and
●	other risk and uncertainties, including those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 30, 2022, as supplemented by our subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$46,610	$54,721
Grant receivables	2,526	1,799
Prepaid expenses and other current assets	1,794	2,005
Other receivables	2	467
Total current assets	50,932	58,992
Property and equipment, net	246	145
Right-of-use assets, operating leases	691	—
Other assets	1,688	—
Total assets	$53,557	$59,137
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	8,087	4,168
Accrued expenses	2,314	1,751
Deferred grant income, current	1,601	753
Operating lease liabilities, current	114	—
Other current liabilities	—	1,192
Total current liabilities	12,116	7,864
Operating lease liabilities, noncurrent	603	—
Deferred grant income and other liabilities, noncurrent	1,518	—
Total liabilities	14,237	7,864
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 23,969,497 and 22,230,032 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	24	22
Additional paid-in capital	149,716	145,453
Accumulated deficit	(110,219)	(94,004)
Accumulated other comprehensive loss	(201)	(198)
Total stockholders’ equity	39,320	51,273
Total liabilities and stockholders’ equity	$53,557	$59,137

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Expenses:
Research and development	$8,268	$3,675	$23,884	$12,999
General and administrative	4,357	1,548	10,367	3,791
Total operating expenses	12,625	5,223	34,251	16,790
Loss from operations	(12,625)	(5,223)	(34,251)	(16,790)
Other income (expense):
Grant income	5,947	3,037	18,236	12,375
Change in the fair value of the derivative liability	—	—	—	2,209
Change in the fair value of the Simple Agreements for Future Equity	—	(932)	—	(1,976)
Other (expense) income, net	55	8	(182)	256
Gain on debt extinguishment	—	—	—	443
Interest expense, net	(2)	—	(18)	(894)
Total other income, net	6,000	2,113	18,036	12,413
Net loss	(6,625)	(3,110)	(16,215)	(4,377)
Cumulative preferred stock dividends	—	(1,859)	—	(4,326)
Net loss attributable to common stockholders	$(6,625)	$(4,969)	$(16,215)	$(8,703)
Unrealized loss on foreign currency translation	(1)	(3)	(3)	(9)
Total comprehensive loss	$(6,626)	$(3,113)	$(16,218)	$(4,386)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(8.12)	$(0.71)	$(14.87)
Weighted-average common shares outstanding, basic and diluted	23,024,026	611,680	22,684,309	585,320

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances as of December 31, 2021	22,230,032	$22	$145,453	$(94,004)	$(198)	$51,273
Exercise of stock options	348,552	—	303	—	—	303
Equity-based compensation	—	—	1,001	—	—	1,001
Other comprehensive loss	—	—	—	—	1	1
Net loss	—	—	—	(3,838)	—	(3,838)
Balances as of March 31, 2022	22,578,584	$22	$146,757	$(97,842)	$(197)	$48,740
Exercise of stock options	19,323	—	22	—	—	22
Equity-based compensation	—	—	892	—	—	892
Other comprehensive loss	—	—	—	—	(3)	(3)
Net loss	—	—	—	(5,752)	—	(5,752)
Balances as of June 30, 2022	22,597,907	$22	$147,671	$(103,594)	$(200)	$43,899
Exercise of stock options	1,371,590	2	1,268	—	—	1,270
Equity-based compensation	—	—	777	—	—	777
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(6,625)	—	(6,625)
Balances as of September 30, 2022	23,969,497	$24	$149,716	$(110,219)	$(201)	$39,320

	Series A		Series A‑1		Series A‑2		Series B		Series B-1						Accumulated
	Convertible		Convertible		Convertible		Convertible		Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Deficit
Balances as of December 31, 2020	2,819,027	$4,616	3,730,366	$5,398	3,565,063	$5,809	30,409,890	$39,547	—	$—	538,793	$1	$222	$(68,220)	$(187)	$(68,184)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	20,787	—	14	—	—	14
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	98	—	—	98
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	223	—	223
Balances as of March 31, 2021	2,819,027	$4,616	3,730,366	$5,398	3,565,063	$5,809	30,409,890	$39,547	—	$—	559,580	$1	$334	$(67,997)	$(192)	$(67,854)
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	50,497	—	34	—	—	34
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	94	—	—	94
Issuance of Series B-1 Convertible Preferred Stock upon conversion of debt	—	—	—	—	—	—	—	—	10,926,089	29,391	—	—	(397)	(14,068)	—	(14,465)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,490)	—	(1,490)
Balances as of June 30, 2021	2,819,027	$4,616	3,730,366	$5,398	3,565,063	$5,809	30,409,890	$39,547	10,926,089	$29,391	610,077	$1	$65	$(83,555)	$(193)	$(83,682)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	4,996	—	5	—	—	5
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	834	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	72	—	—	72
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,110)	—	(3,110)
Balances as of September 30, 2021	2,819,027	$4,616	3,730,366	$5,398	3,565,063	$5,809	30,409,890	$39,547	10,926,089	$29,391	615,907	$1	$142	$(86,665)	$(196)	$(86,718)

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,215)	$(4,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	70
Equity-based compensation	2,670	264
Amortization of right-of-use assets	115	—
Amortization of debt issuance costs	—	31
Amortization of debt discount	—	352
Change in the fair value of the derivative liability	—	(2,209)
Change in the fair value of the Simple Agreements for Future Equity	—	1,976
Gain on debt extinguishment	—	(443)
Changes in operating assets and liabilities:
Grant receivables	(727)	(283)
Prepaid expenses and other assets	(1,477)	(18)
Other receivables	465	264
Accounts payable	3,919	(278)
Accrued expenses	563	258
Deferred grant income, current and other liabilities	2,366	661
Operating lease liabilities	(88)	—
Net cash used in operating activities	(8,349)	(3,732)
Cash flows from investing activities:
Payments for property and equipment	(161)	—
Net cash used in investing activities	(161)	—
Cash flows from financing activities:
Proceeds from the exercise of common stock options	1,595	19
Payments on loan payable	(1,191)	—
Proceeds from issuance of Simple Agreements for Future Equity	—	8,942
Proceeds from exercise of stock warrants	—	34
Deferred offering costs	—	(2,155)
Net cash provided by financing activities	404	6,840
Effect of exchange rate changes on cash and cash equivalents	(5)	13
Net (decrease) increase in cash and cash equivalents	(8,111)	3,121
Cash and cash equivalents
Cash and cash equivalents – beginning of period	54,721	5,189
Cash and cash equivalents – end of period	$46,610	$8,310
Supplemental disclosures of non-cash financing activities:
Remeasurement of right-of-use asset and operating lease liability	$189	$—
Issuance of Series B-1 Convertible Preferred Stock upon conversion of debt	$—	$29,391
Deferred offering costs included in accounts payable	$—	$1,055

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

The Company held cash and cash equivalents of $46,610 at September 30, 2022. The Company expects that its cash and cash equivalents, including the net proceeds from its IPO, will enable it to fund its operating expenses and capital expenditure requirements through at least the one year period subsequent to the filing date of this Quarterly Report on Form 10-Q. However, additional funding will be necessary beyond this point to fund the Company’s future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of grant awards, equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2022, the statements of operations and comprehensive loss and convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2022.

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

Receivables

Grant Receivables

Grant receivables relate to outstanding amounts due for reimbursable expenditures of awarded grants issued by the National Institute of Aging, a division of the National Institute of Health (“NIH”) and are carried at their estimated collectible amounts. The Company expects all receivables to be collectible, and accordingly, there is no allowance for doubtful accounts required on these grant receivables.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful life of the asset. The Company estimates the useful life to be 5 and 6 years for equipment and furniture and fixtures, respectively. The cost of repairs and maintenance is charged to expense as incurred.

Property and equipment is evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If expected cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. There were no indicators of impairment of long-lived assets during the three or nine months ended September 30, 2022 or 2021.

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

Grant income

For the three and nine months ended September 30, 2022, the Company generated grant income of $5,947 and $18,236, respectively, primarily from reimbursements from the National Institute of Aging (“NIA”), a division of the NIH, for aging research. For the three and nine months ended September 30, 2021, the Company generated grant income of $3,037 and $12,375, respectively, from reimbursements from the NIA. The Company records grant income in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. As of September 30, 2022, the Company has been awarded grants with project periods that extend through May 31, 2025, subject to extension.

Research and Development Costs

The Company is involved in research and development aimed at the development of treatments for a variety of diseases related to the central nervous system, with a primary focus on Alzheimer’s disease, dementia with Lewy Bodies and dry AMD studies. Research and development costs are expensed as incurred. Research and development expenses consist principally of personnel costs, including salaries, stock-based compensation, and benefits for employees, third-party license fees and other operational costs related to our research and development activities, including allocated facility-related expenses and external costs of outside vendors, and other direct and indirect costs. Non-refundable research and development costs are deferred and expensed as the related goods are delivered or services are performed. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks. Costs for certain research and development activities are recognized based on the pattern of performance of the individual arrangements, which may differ from the pattern of billings incurred, and are reflected in the consolidated financial statements as prepaid expenses or as accrued research and development expenses.

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

At the commencement date, operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The Company’s lease agreements do not provide an implicit rate. As a result, the Company utilizes an estimated incremental borrowing rate to discount lease payments, which is based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or lease incentives received. Operating lease cost is recognized over the expected term on a straight-line basis. Variable lease cost is recognized as incurred. The expected lease term for those leases commencing prior to January 1, 2022 did not change with the adoption of the new leasing standards.

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

Income taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate, apply that rate in providing for income taxes on a current year-to-date (interim period) basis, and include the tax impact for discrete items within the interim period. The Company maintains a full valuation allowance against all deferred tax assets as of September 30, 2022 and December 31, 2021, as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2022 and December 31, 2021, the Company had no uncertain tax positions.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of September 30, 2022
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$42,260	$—	$—	$42,260
Total assets	$42,260	$—	$—	$42,260

	As of December 31, 2021
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$46,687	$—	$—	$46,687
Total assets	$46,687	$—	$—	$46,687

The following table sets forth a summary of the changes in fair value of the Level 3 liabilities for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
		Derivative
	SAFE	Liability	Total
Balance at December 31, 2020	$—	$2,209	$2,209
Fair value recognized upon the issuance of SAFE	8,942	—	8,942
Change in the fair value of the derivative liability	—	(2,209)	(2,209)
Change in the fair value of SAFE	1,976	—	1,976
Balance at September 30, 2021	$10,918	$—	$10,918

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

The fair value of the SAFEs was determined using a probability weighted expected return method (PWERM), in which the probability and timing of potential future events is considered in order to estimate the fair value of the SAFEs as of each valuation date. Management determined the fair value of the SAFEs using the following significant unobservable inputs:

		March 25,
	September 30,	2021
	2021	(Issuance)
Expected term (in years)	0.02	0.35
Discount upon conversion	20.0%	20.0%
Discount upon implied return	18.9%	18.9%
Probability of IPO occurrence	90.0%	45.0%
Probability of dissolution event occurrence	2.0%	15.0%
Probability of equity financing occurrence	7.0%	37.0%
Probability of change of control occurrence	1.0%	3.0%

The change in fair value of the SAFEs for the three and nine months ended September 30, 2021 was $932 and $1,976, respectively.

In addition, the Company recorded the Series B-1 convertible preferred stock within mezzanine equity at fair value on the date of issuance, May 1, 2021. This non-recurring fair value measure was based on level 3 unobservable inputs.

4. Accrued Expenses

Accrued expense consists of the following as of:

	As of
	September 30,	December 31,
	2022	2021
Employee compensation, benefits, and related accruals	$1,287	$1,285
Research and development costs	178	250
Legal reserves and professional fees	815	216
Other accrued	34	—
Total	$2,314	$1,751

5. Other Current Liabilities

In October 2021, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $1,453 of certain premiums at a 3.25% annual interest rate. Payments of approximately $134 are due monthly from October 2021 through September 2022. As of September 30, 2022 and December 31, 2021, the outstanding principal of the loan was $0 and $1,191, respectively, and is included in other current liabilities on the consolidated balance sheet.

6. Commitments and Contingencies

Operating Leases

The Company’s corporate headquarters is located in Purchase, New York where it currently occupies 2,864 square feet of office space under a lease that expires in May, 2029. The Company also leases approximately 6,068 square feet of laboratory and office space located in Pittsburgh, Pennsylvania under leases that expire in June, 2026.

On August 31, 2022, the Company entered into a lease agreement for approximately 2,980 square feet of office space located in Pittsburgh, Pennsylvania. The lease has a term of 45 months and commenced on October 1, 2022. Additionally, on August 31, 2022, the Company and Landlord modified one of its existing lease agreements for approximately 3,706 square feet of lab space at the same location to extend the lease term termination date from June 30, 2023 until June 30, 2026.

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of September 30, 2022 were as follows, in thousands:

As of September 30,
2022
Assets
Operating lease assets	$691
Total operating lease assets	$691
Liabilities
Current
Operating lease liabilities	$114
Noncurrent
Operating lease liabilities, net of current	603
Total operating lease liabilities	$717

The following table summarizes operating lease costs for the three and nine months ended September 30, 2022:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating lease costs	$50	$149
Variable lease costs	—	—
Total lease costs	$50	$149

Rent expense for the three and nine months ended September 30, 2021 was $34 and $116, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of September 30, 2022 were as follows:

For the Years Ended December 31,	Operating Leases
2022 (remaining)	$41
2023	166
2024	167
2025	169
Thereafter	341
Total undiscounted lease payments	$884
Less: Imputed interest	(167)
Present value of operating lease liabilities	$717

The following table summarizes the lease term and discount rate as of September 30, 2022:

		As of September 30,
		2022
Weighted-average remaining lease term (years)
	Operating leases	5.5
Weighted-average discount rate
	Operating leases	8.1%

The following table summarizes cash paid for amounts included in the measurement of the Company’s operating lease liabilities for the three and nine months ended September 30, 2022:

Amounts
Nine Months Ended September 30, 2022	(in thousands)
Operating cash flows used for operating leases	$123

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

As of September 30, 2022 and December 31, 2021, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Equity-based Compensation

2021 Equity Incentive Plan

On October 7, 2021, the date upon which the Company’s Registration Statement on Form S-1 in connection with the IPO was declared effective, the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) became effective. On the same date, the Company ceased granting awards under its 2017 Equity Incentive Plan (the “2017 Plan”). The 2021 Plan authorizes the award of both equity-based and cash-based incentive awards, including: (i) stock options (both incentive stock options and nonqualified stock options), (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, or RSUs, and (v) cash or other stock-based awards. Incentive stock options may be granted only to employees. All other types of awards may be issued to employees, directors, consultants, and other service providers.

As of September 30, 2022, the aggregate number of shares of common stock of the Company that may be issued under the Plan is 2,529,995. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2022 pursuant to an evergreen provision therein by 1,111,502 shares, representing 5% of total common shares outstanding at December 31, 2021. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 7,543,185 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

2017 Equity Incentive Plan

On September 15, 2017, the Company’s board of directors approved the 2017 Plan, which provides for the granting of incentive stock options, non-qualified stock options and stock awards to employees, certain consultants and directors. The board of directors, or its designated committee, has the sole authority to select the individuals to whom awards are granted and determine the terms of each award, including the number of shares and the schedule upon which the award becomes exercisable. Upon the effectiveness of the 2021 Plan, no further awards will be granted under the 2017 Plan.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of September 30, 2022, subject to adjustment as provided in the ESPP, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

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

Equity-based Compensation

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Fair value of common stock	$1.88 – $3.05	$1.75 – $6.15
Expected volatility	91.09% – 92.72%	100.82% – 101.83%
Risk-free interest rate	1.87% – 3.40%	0.67% – 1.06%
Dividend yield	0.00%	0.00%
Expected term (years)	5.50 – 6.35	5.00 – 6.22

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

Activity for options was as follows:

	Options Outstanding
				Weighted
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Number of	Exercise	Value	Contractual Life
	Options	Price	(in 000’s)	(In Years)
Balance, December 31, 2021	5,640,438	$4.19	$12,002	8.0
Options granted	449,270	$2.50
Options exercised	(1,739,465)	$0.92
Options forfeited	(616,334)	$5.73
Options expired	(463)	$0.84
Balance, September 30, 2022	3,733,446	$5.32	$1,652	6.7
Exercisable as of September 30, 2022	2,163,738	$4.57	$1,300	4.6

The weighted-average grant date fair value of stock options granted was $1.47 and $1.90 during the three and nine months ended September 30, 2022, respectively. The weighted-average grant date fair value of stock options granted was $1.79 during the nine months ended September 30, 2021. There were 14,000 and 449,270 stock options granted at an aggregate fair value of $21 and $838 for the three and nine months ended September 30, 2022, respectively. There were no stock options granted during the three months ended September 30, 2021, and 67,232 stock options granted at an aggregate fair value of $121 for the nine months ended September 30, 2021. During the three and nine months ended September 30, 2022 there were 1,371,589 and 1,739,465 stock options exercised, respectively, with an aggregate grant date fair value of $1,018 and $1,308, respectively. During the three and nine months ended September 30, 2021 there were 4,996 and 25,783 stock options exercised, respectively, with an aggregate grant date fair value of $3 and $14, respectively. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2022 was $1,596 and $2,717, respectively, and was $26 and $140 for the three and nine months ended September 30, 2021, respectively.

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$86	$(4)	$402	$30
General and administrative	691	76	2,268	234
Total equity-based compensation	$777	$72	$2,670	$264

As of September 30, 2022, total future compensation expense related to unvested awards yet to be recognized by the Company was $7,338, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.2 years.

8. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented due to their antidilutive effect:

	September 30,
	2022	2021
Options issued and outstanding	3,733,446	4,318,992
Convertible preferred stock (as converted)	—	15,906,537
Warrants for common stock	—	149,800
Total	3,733,446	20,375,329

9. Subsequent Events

On November 10, 2022, the Company entered into an underwriting agreement with respect to a follow-on public offering, pursunt to which the Company agreed to issue and sell 5,000,000 shares of its common stock at a public offering price of $1.20 per share. In connection with the follow-on public offering, the Company is expected to receive net proceeds of approximately $5.4 million, after deducting underwriting discounts and commissions and other offering related expenses. The follow-on public offering is expected to close on November 15, 2022, subject to customary closing conditions. Additionally, the Company granted the underwriters in the follow-on public offering an option to purchase up to 750,000 additional shares of its common stock at the public offering price, less underwriting discounts and commissions.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial conditions and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes thereto as of and for the years ended December 31, 2021 and 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Contractual Obligations, included in our Annual Report filed with the Securities and Exchange Commission, or SEC, on March 30, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Our actual results may differ materially from those discussed below. Please see “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A of our Annual Report for factors that could cause or contribute to such differences.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of innovative, small molecule therapeutics targeting age-related degenerative diseases and disorders of the central nervous system, or CNS, and retina. Currently available therapies for these diseases are limited, with many diseases having no approved therapies or treatments. Our goal is to develop disease modifying treatments for patients with these degenerative disorders by initially leveraging our expertise in the σ-2 (sigma-2) receptorc, or S2R, which is expressed by multiple cell types, including neuronal synapses, and acts as a key regulator of cellular damage commonly associated with certain age-related degenerative diseases of the CNS and retina. We believe that targeting the S2R complex represents a mechanism that is functionally distinct from other current approaches in clinical development for the treatment of degenerative diseases.

Since our inception in 2007, we have incurred significant operating losses and devoted substantially all of our time and resources to developing our lead product candidate, CT1812, building our intellectual property portfolio, raising capital and recruiting management and technical staff to support these operations. As of September 30, 2022, we had an accumulated deficit of $110.2 million. We incurred a net loss of $6.6 million and $16.2 million for the three and nine months ended September 30, 2022, respectively, and net loss of $3.1 million and $4.4 million for the three and nine months ended September 30, 2021, respectively.

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging, or NIA, a division of the National Institutes of Health, or NIH, and proceeds from our initial public offering, or IPO, completed in October 2021, the sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity, or SAFEs, and stock option exercises. Since our inception, we have received approximately $171.0 million in cumulative grant awards to fund our clinical trials, primarily from the NIA, and we have raised approximately $103.6 million in net proceeds from sales of our equity securities, convertible notes, SAFEs, stock option exercises, and our IPO. As of September 30, 2022, we had cash and cash equivalents of $46.6 million.

On November 10, 2022, we entered into an underwriting agreement with respect to a follow-on public offering, pursunt to which we agreed to issue and sell 5,000,000 shares of our common stock at a public offering price of $1.20 per share. In connection with the follow-on public offering, we are expected to receive net proceeds of approximately $5.4 million, after deducting underwriting discounts and commissions and other offering related expenses. The follow-on public offering is expected to close on November 15, 2022, subject to customary closing conditions. Additionally, we granted the underwriters in the follow-on public offering an option to purchase up to 750,000 additional shares of our common stock at the public offering price, less underwriting discounts and commissions.

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

Impact of COVID-19 on Our Business

Our business has been and could continue to be adversely affected by the effects of the ongoing COVID-19 pandemic, including, but not limited to, our clinical trials. For example, our ongoing and/or planned clinical trials may be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory authorities. Additionally, we have made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future. We have also initiated our clinical trial protocols to enable remote visits to mitigate any potential impacts as a result of the COVID-19 pandemic. Many of these adjustments are new and untested, may not be effective, may affect the integrity of data collected, and may have unforeseen effects on the progress and completion of our clinical trials and the findings from such clinical trials.

The spread of COVID 19, including the spread of new strains and variants of COVID-19, and actions taken to reduce such spread may also materially affect us economically. While the potential further economic impact brought by, and the duration of, the COVID 19 pandemic may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. As a result, we may face difficulties raising capital through future sales of our common stock or such sales may be on unfavorable terms.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants awarded from governmental bodies that are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations, research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of September 30, 2022, we have been awarded grants with project periods that extend through May 31, 2025, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203) study of CT1812 in patients with early-stage AD, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201) study of CT1812 in patients with mild to moderate AD, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201) study of CT1812 in patients with dementia with lewy bodies.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating Expenses:
Research and development	$8,268	$3,675	$4,593
General and administrative	4,357	1,548	2,809
Total operating expenses	12,625	5,223	7,402
Loss from operations	(12,625)	(5,223)	(7,402)
Other income (expense):
Grant income	5,947	3,037	2,910
Change in the fair value of SAFEs	—	(932)	932
Other (expense) income, net	55	8	47
Interest expense, net	(2)	—	(2)
Total other income, net	6,000	2,113	3,887
Net loss	$(6,625)	$(3,110)	$(3,515)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Clinical programs	$3,610	$575	$3,035
Personnel	2,101	967	1,134
Manufacturing	1,982	1,849	133
Preclinical programs	523	258	265
Facilities and other costs	52	26	26
	$8,268	$3,675	$4,593

Research and development expenses were $8.3 million for the three months ended September 30, 2022, compared to $3.7 million for the three months ended September 30, 2021. The increase of $4.6 million was primarily due to the following:

●	an increase of $3.0 million in clinical programs related to increased phase II trial activity primarily due to increased contract research organization spend;
●	an increase of $1.1 million in personnel costs associated with expanded research and development activities, and equity-based compensation expense; and
●	an increase of $0.4 million in manufacturing and preclinical program expense related to costs incurred with contract manufacturing organizations for production of pre-clinical and future clinical trial materials associated with our most advanced product candidates.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended September 30, 2022, compared to $1.6 million for the three months ended September 30, 2021. The increase of $2.8 million was primarily due to:

●	an increase of $0.4 million in Director & Officer liability insurance and other expenses;

●	an increase of $0.5 million in compensation and benefits expense driven by increased headcount;
●	an increase of $1.3 million in professional fees and other costs driven by increased audit, tax, and legal expenses; and
●	an increase of $0.6 million in equity-based compensation from stock option grants.

Other Income (Expense)

Grant Income

Grant income was $5.9 million for the three months ended September 30, 2022, compared to $3.0 million for the three months ended September 30, 2021. The change in grant income is correlated with the increase in eligible reimbursable costs incurred during 2022 as compared to 2021.

Change in Fair Value of the SAFEs

Changes in the fair value of the SAFEs resulted in a loss of $1.0 million for the three months ended September 30, 2021. There was no change in the fair value for the three months ended September 30, 2022 as the derecognition of the SAFE liability occurred when the SAFEs converted into shares of our common stock upon the closing of our IPO.

Other Income, Net

Other income, net was less than $0.1 million for the three months ended September 30, 2022, compared to other income, net of less than $0.1 million for the three months ended September 30, 2021. Overall, the change in other expense was not significant in either period.

Interest Expense, Net

Interest expense, net was less than $0.1 million for the three months ended September 30, 2022, compared to no interest expense, net for the three months ended September 30, 2021. Interest expense, net was not significant in either period.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Consolidated Statements of Operations Data:
Operating Expenses:
Research and development	$23,884	$12,999	$10,885
General and administrative	10,367	3,791	6,576
Total operating expenses	34,251	16,790	17,461
Loss from operations	(34,251)	(16,790)	(17,461)
Other income (expense):
Grant income	18,236	12,375	5,861
Change in the fair value of the derivative liability	—	2,209	(2,209)
Change in the fair value of SAFEs	—	(1,976)	1,976
Other (expense) income, net	(182)	256	(438)
Gain on debt extinguishment	—	443	(443)
Interest expense, net	(18)	(894)	876
Total other income, net	18,036	12,413	5,623
Net loss	$(16,215)	$(4,377)	$(11,838)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Clinical programs	$12,660	$2,259	$10,401
Personnel	5,463	2,903	2,560
Manufacturing	4,043	6,568	(2,525)
Preclinical programs	1,559	1,184	375
Facilities and other costs	159	85	74
	$23,884	$12,999	$10,885

Research and development expenses were $23.9 million for the nine months ended September 30, 2022, compared to $13.0 million for the nine months ended September 30, 2021. The increase of $10.9 million was primarily due to the following:

●	an increase of $10.4 million in clinical programs related to increased phase II trial activity primarily due to increased contract research organization spend;
●	an increase of $2.6 million in personnel costs associated with expanded research and development activities, and equity-based compensation expense;
●	a decrease of $2.5 million in manufacturing expense related to costs incurred with contract manufacturing organizations for production of pre-clinical and future clinical trial materials associated with our most advanced product candidates due to the timing of the manufacturing of the pre-clinical and clinical trial materials; and
●	an increase of $0.4 million in preclinical programs due to increased sponsored research spend under grants.

General and Administrative Expenses

General and administrative expenses were $10.4 million for the nine months ended September 30, 2022, compared to $3.8 million for the nine months ended September 30, 2021. The increase of $6.6 million was primarily due to:

●	an increase of $1.6 million in Director & Officer liability insurance and other expenses;
●	an increase of $0.9 million in compensation and employee benefits driven by increased headcount;
●	an increase of $2.1 million in professional fees and other costs driven by increased audit, tax, and legal expenses; and
●	an increase of $2.0 million in equity-based compensation from stock option grants.

Other Income (Expense)

Grant Income

Grant income was $18.2 million for the nine months ended September 30, 2022, compared to $12.4 million for the nine months ended September 30, 2021. The change in grant income is correlated with the increase in eligible reimbursable costs incurred during 2022 as compared to 2021.

Change in Fair Value of the Derivative Liability

Changes in the fair value derivative liability resulted in a gain of $2.2 million for the nine months ended September 30, 2021. There was no gain or loss for the nine months ended September 30, 2022 as the derecognition of the derivative liability occurred in May 2021 upon the conversion of convertible notes into shares of Series B-1 convertible preferred stock.

Change in Fair Value of the SAFEs

Changes in the fair value of the SAFEs resulted in a loss of $2.0 million for the nine months ended September 30, 2021. There was no change in the fair value for the nine months ended September 30, 2022 as the derecognition of the SAFE liability occurred when the SAFEs converted into shares of our common stock upon the closing of our IPO.

Other Income (Expense), Net

Other expense, net was $0.2 million for the nine months ended September 30, 2022, compared to other income, net of $0.3 million for the nine months ended September 30, 2021. Overall, management believes that the change in other expense was not significant in either period.

Gain on Debt Extinguishment

There was no gain or loss on debt extinguishment for the nine months ended September 30, 2022. Gain on debt extinguishment was $0.4 million for the nine months ended September 30, 2021 as a result of the forgiveness of the Paycheck Protection Program loan on January 21, 2021.

Interest Expense, Net

Interest expense, net was less than $0.1 million for the nine months ended September 30, 2022, compared to interest expense, net of $0.9 million for the nine months ended September 30, 2021. The change of $0.9 million in interest expense, net was the result of the convertible notes outstanding balance during the nine months ended September 30, 2021, which were subsequently converted into shares of our Series B-1 convertible preferred stock in May 2021.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFEs, stock option exercises, and our IPO. Since our inception, we have received grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $103.6 million in net proceeds from sales of our equity securities, convertible notes and SAFEs, stock option exercises, and our IPO. On March 25, 2021, we completed a SAFE offering with various investors, pursuant to which we received gross proceeds in an aggregate amount equal to $8.9 million. On October 13, 2021, we closed our IPO, selling 3,768,116 shares of our common stock at a public offering price of $12.00 per share. Additionally, on November 12, 2021, the underwriters exercise of their over-allotment option to purchase 565,217 shares of our common stock closed. The net proceeds were approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us, which includes net proceeds of approximately $6.3 million from the exercise of the over-allotment option. As of September 30, 2022, we had $46.6 million in cash and cash equivalents and have not generated positive cash flows from operations. On November 10, 2022, we entered into an underwriting agreement with respect to a follow-on public offering, pursuant to an effective registration statement on Form S-1 (File No. 333-268228), selling 5,000,000 shares of our common stock at a public offering price of $1.20 per share. The net proceeds are expected to be approximately $5.4 million, after deducting underwriting discounts and commissions and other offering-related expenses payable by us. The follow-on public offering is expected to close on November 15, 2022. Based on our current business plans, we believe that the net proceeds from the IPO and follow-on public offering, together with our existing cash and cash equivalents and income from non-dilutive grants, will be sufficient for us to fund our operating expenses and capital expenditures requirements into the first half of 2024. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021

Cash flows used in operating activities	$(8,349)	$(3,732)
Cash flows used in investing activities	(161)	—
Cash flows provided by financing activities	404	6,840
Effect of exchange rate changes on cash and cash equivalents	(5)	13
Net (decrease) increase in cash and cash equivalents	$(8,111)	$3,121

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $8.4 million, which consisted primarily of our net loss of $16.2 million, offset by the impact of equity-based compensation of $2.7 million and a net change of $5.0 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in grant receivables of $0.7 million, an increase in prepaids and other assets of $1.5 million, offset by an increase in accounts payable of $3.9 million, and an increase in deferred grant income, current and other liabilities of $2.4 million.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $0.2 million related to purchases of fixed assets. We did not use any cash for investing activities for the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2022, and net cash provided by financing activities was $6.8 million for the nine months ended September 30, 2021. The decrease in cash relates primarily to the $8.9 million of SAFEs issued during the nine months ended September 30, 2021.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2022 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations:	$165	$484	$174	$61	$884
Total:	$165	$484	$174	$61	$884

We have entered into an operating leases for office and laboratory facilities under agreements that run through May 31, 2029. The amounts reflected in the table above consist of the future minimum lease payments under the non-cancelable lease arrangements.

On August 31, 2022, we entered into an agreement to lease 2,980 square feet of office space in Pittsburgh, Pennsylvania. The lease has a term of 45 months and commenced on October 1, 2022. The annual base rent under the lease is less than $0.1 million throughout the term of the lease. The impact of the new agreement is not reflected in the table above as the commencement date was October 1, 2022. Total payments due over the term of the lease are $0.2 million. Additionally, on August 31, 2022, we modified one of our existing lease agreements with the landlord for approximately 3,706 square feet of lab space at the same location to extend the lease term termination date from June 30, 2023 until June 30, 2026.

In October 2021, we entered into an insurance premium financing arrangement with a lender. Under the agreement, we financed $1.5 million of certain premiums at a 3.25% annual interest rate. Payments of $0.1 million are due monthly from October 2021 through September 2022. As of September 30, 2022, there was no remaining outstanding principal on the loan. In October 2022, we entered into an insurance premium financing arrangement with the same lender whereby we financed $0.8 million of certain premiums at a 6.85% annual interest rate. Payments of less than $0.1 million are due monthly from October 2022 through September 2023.

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

The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally require significant judgment. These assumptions include:

●	Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, expected term has been calculated using the simplified method.
●	Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury constant maturity notes with terms approximately equal to the stock-based awards’ expected term.
●	Expected Volatility. Up until October 13, 2021, we were privately held and did not have a trading history of our common stock. As such, the expected volatility was derived from the average historical stock volatilities of the common stock of several public companies within the industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock-based awards. We will continue to derive expected volatility from average historical stock volatilities of industry peers until we have compiled a trading history of its own for a sufficient period of time.
●	Expected Dividend Yield. The expected dividend yield is zero as we have not paid and do not anticipate paying any dividends in the foreseeable future.
●	Fair Value of Common Stock. Prior to the IPO, the fair value of the shares of common stock underlying the stock-based awards had historically been determined by the board of directors with input from management. Because there was no public market for the common stock, the board of directors has determined the fair value of the common stock at the time of grant of the stock-based award by considering a number of objective and subjective factors, including having contemporaneous valuations of the common stock performed by a third-party valuation specialist. Subsequent to the IPO, the board of directors will determine the fair value of the shares of common stock underlying the stock-based awards based off of the closing price as reported on the Nasdaq Stock Market LLC on the grant date.

See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2022 for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment.

As of September 30, 2022, the total unrecognized compensation expense related to unvested time-based vesting awards was $7.3 million, which is expected to be recognized over weighted-average remaining vesting period of approximately 2.2 years.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as that term is defined in Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 4.Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our President and Chief Executive Officer (principal executive officer) and our Interim Chief Financial Officer (principal financial and accounting officer), do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our President and Chief Executive Officer and our Interim Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, to allow for timely decisions regarding required disclosures, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control

We identified no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our Initial Public Offering of Common Stock

On October 13, 2021, we completed our IPO. Our registration statements on Form S-1 (File Nos. 333-257999 and 333-260128) relating to the IPO was declared effective by the SEC on October 7, 2021. We issued 3,768,116 shares of our common stock at a price of $12.00 per share for aggregate net cash proceeds of $38.1 million, after deducting underwriting discounts and commissions and other offering related costs. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. B. Riley Securities, Inc., or the Representative, acted as lead book running manager of the offering and as representative of the underwriters.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Office Lease Agreement, dated August 31, 2022	S-1	333-268228	10.29	11/07/2022
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Cognition Therapeutics, Inc.

Date: November 14, 2022	By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Andrew Einhorn
Andrew Einhorn
Interim Chief Financial Officer (Principal Financial Officer)