Form 10-K
period 2022-12-31
COGNITION THERAPEUTICS INC
filed 2023-03-23
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates, as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $38,225,874. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock as of March 20, 2023, was 29,262,587.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Philadelphia, PA

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements including “we believe” or similar phrases reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements. These risks and uncertainties include, but are not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the clinical nature of our business and our ability to successfully advance our current and future product candidates through our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, geopolitical turmoil, including the ongoing conflict between Ukraine and Russia or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including our ongoing and future clinical trials, preclinical studies and development activities;
●	our dependence on the success of CT1812, our lead product candidate;
●	the novelty of our approach to targeting the S2R complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to the novel nature of such approach;
●	the success of competing therapies that are or become available;
●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to obtain and maintain regulatory clearance of CT1812 for clinical trials under investigational new drug, or IND, applications and any future IND applications for any of our other product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	economic uncertainty resulting from actual or perceived inflation or banking stability;
●	developments relating to our competitors and our industry; and
●	other risk and uncertainties, including those described in Item 1A “Risk Factors” in this Annual Report.

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

SUMMARY OF RISK FACTORS

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects, and/or cause the price of our common stock to decline. These are not all the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Additional detail about these risks is included in Part I, Item 1A “Risk Factors.”

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to Our Financial Position and Capital Needs; Discovery, Development and Regulatory Approval of Our Product Candidates; and Business and Industry

●	We will need substantial additional capital to meet our financial obligations in the future and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

●	We are a clinical-stage biopharmaceutical company with no products approved for commercial sale and have incurred significant losses since our inception in 2007. We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

●	We have not yet completed Phase 2 clinical trials and have no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

●	To date, we have partially relied on non-dilutive grants to cover certain of our capital requirements for our clinical trials, and we may fail to continue to receive non-dilutive funding.

●	Our business is heavily dependent on the successful development, regulatory approval and commercialization of CT1812 and any future product candidates that we may develop or acquire.

●	We may not successfully expand our pipeline of product candidates, including by pursuing additional indications for CT1812 or by in-licensing or acquiring additional product candidates for other diseases.

●	Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results.

●	We have not tested any of our product candidates in pivotal clinical trials and our product candidates may not have favorable results in future clinical trials.

 Risks Related to Our Intellectual Property

●	If we are unable to obtain and maintain patent protection for our technology and product candidates including our lead product candidate, CT1812, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Patent terms may be inadequate to protect our competitive position on our product candidates including our lead product candidate, CT1812, for an adequate amount of time.

●	Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate patents or other proprietary rights, may delay or prevent the development and commercialization of any of our product candidates including our lead product candidate, CT1812.

Risks Related to Commercialization, Manufacturing and Reliance on Third Parties

●	Even if our current or future product candidates obtain regulatory approval, they may fail to achieve the broad degree of adoption and use by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.
●	The market opportunities for CT1812, if approved, may be smaller than we anticipate.
●	We rely on third-party suppliers to manufacture our product candidates, and we intend to rely on third parties to produce commercial supplies of any approved product. The loss of these suppliers, or their failure to comply with applicable regulatory requirements or to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business, financial condition, results of operations and prospects.
●	Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process that is more efficient and cost-effective to commercialize our potential products, which may not be successful.
●	We rely on third parties in the conduct of all our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for our product candidates.
●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and for which we receive approval and ultimately harm our financial condition.

Risks Relating to Government Regulation

●	Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.
●	Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved.
●	If we develop a small molecule product candidate that obtains regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales or affected products.

Risks Relating to Our Common Stock

●	The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders.

●	Concentration of our capital stock ownership with our directors and their affiliated entities and our executive officers will limit stockholders’ abilities to influence certain corporate matters.

●	Provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of innovative, small molecule therapeutics targeting age-related degenerative diseases and disorders of the central nervous system, or CNS, and retina. Currently available therapies for these diseases are limited, with many diseases having no approved therapies or treatments. Our goal is to develop disease modifying treatments for patients with these degenerative disorders by initially leveraging our expertise in the sigma 2 receptor, or S2R, which is expressed by multiple cell types, including neuronal synapses, and acts as a key regulator of cellular damage commonly associated with certain age-related degenerative diseases of the CNS and retina. We believe that targeting the S2R complex represents a mechanism that is functionally distinct from other current approaches in clinical development for the treatment of degenerative diseases.

Our lead product candidate, CT1812, is an orally delivered, small molecule modulator designed to penetrate the blood-brain barrier and bind selectively to the S2R complex. We have initially focused on the development of CT1812 for the treatment of Alzheimer’s disease, or AD, by targeting β-amyloid, or Aβ, oligomers, which has been linked to the disease. We believe our evidence demonstrates that by binding to the S2R complex, CT1812 displaces Aβ oligomers from their neuronal receptors. Based on this mechanism, we believe CT1812 has the potential to slow the loss of synapses and cognitive decline observed in AD. CT1812 is the first S2R selective ligand modulator to reach clinical trials and is currently in Phase 2 development for the treatment of AD. The direct healthcare costs to care for patients with AD and other dementias in the U.S. is estimated as of April 18, 2022 to exceed $300 billion. Approximately 6.5 million people in the U.S. have been diagnosed with AD, and the World Health Organization estimates that AD affects as many as 35 million people globally. Among people with AD, approximately 50% have mild disease, 30% have moderate disease and 20% have severe disease.

We are continuing to enroll patients in two ongoing Phase 2 clinical trials with CT1812: COG0201 (SHINE) and COG1201 (SHIMMER) in dementia with Lewy bodies, or DLB. Preliminary results from an interim analysis of the first 24 patients in Part A of our SHINE Phase 2 clinical trial demonstrated a statistically significant decline in the presence of Aβ monomers and a positive trend on cognitive function as measured by the Alzheimer’s Disease Assessment Scale-Cognitive Subscale, or ADAS-Cog, in patients receiving CT1812 compared to placebo. We anticipate completing enrollment in 2023 with top-line data expected in 2024. We have treated over 220 subjects with CT1812 in our clinical trials to date including over 90 patients with mild-to-moderate AD. CT1812 has continued to be well tolerated and has been granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, in this indication.

Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the National Institute of Aging, or NIA, a division of the National Institutes of Health. Our awards include a grant award of approximately $81.0 million from the NIA to fund our Phase 2 START (COG0203) study of CT1812 in patients with early stage AD. We intend to enroll 540 patients in our START trial with mild cognitive impairment, or MCI, due to AD or mild AD who have elevated levels of Aβ oligomers as determined by a clinical diagnosis of AD confirmed with amyloid biomarkers positron emission tomography, or PET, imaging and/or cerebrospinal fluid, or CSF, biomarkers. Patients will be randomized to receive CT1812 or a placebo for 18 months. In addition to cognitive and functional measures, such as the Clinical Dementia Rating Scale, or CDR, Sum of Boxes, or SB, and ADAS-Cog, we intend to use a variety of biomarkers to measure target and/or pathway engagement and assess changes in neurodegeneration and disease progression. We are conducting this clinical trial in collaboration with the Alzheimer’s Clinical Trial Consortium, or ACTC, an NIA-funded clinical trials network designed to accelerate studies for therapeutics for AD and related dementias, and we expect to open sites during the first half of 2023.

We intend to expand our CT1812 pipeline to include additional indications such as geographic atrophy, or GA, secondary to dry age-related macular degeneration, or dry AMD. GA is an advanced form of dry AMD. Dry AMD is an eye disease that results in the deterioration of the macula, causing distortion, loss of central vision and eventual blindness, for which there are currently no FDA approved treatments. The S2R complex is expressed in the retina in several cell types including the retinal pigment epithelial cells, or RPE, photoreceptors and retinal ganglion cells. We believe that an S2R modulator, such as CT1812, may help to regulate the damage-response processes related to these cells that are impaired in GA secondary to dry AMD. We submitted an Investigational New Drug, or IND, application to the FDA at the end of 2022; the IND was cleared at the end of January 2023. Our first trial in dAMD is a Phase 2 trial called MAGNIFY and we plan initiate this in 2023.

In addition, we are developing other product candidates in the area of synucleinopathies. Synucleinopathies are a group of degenerative diseases characterized by the abnormal accumulation of the α-synuclein protein in neural cell bodies, including Parkinson’s disease, or PD, and DLB.

Our Pipeline

We are developing a pipeline of innovative, small molecule product candidates that are designed to target the S2R complex, a key regulator of the cellular damage response for diseases such as AD, dry AMD, geographic atrophy (an advanced form of dry AMD), or GA, and other conditions for which there is significant unmet medical need. Our current pipeline is summarized below:

Mild-to-Moderate AD

We are currently engaged in two ongoing Phase 2 clinical trials, designed to evaluate safety, dosing and potential efficacy for CT1812 as a treatment for mild-to-moderate AD. These trials include evaluations of CT1812’s ability to engage with the S2R complex enabling the restoration of synaptic function as measured by quantitative EEG, or qEEG. In the largest of these trials, our COG0201 SHINE study, we are assessing CT1812’s ability to alter disease progression and cognition, with a target enrollment of 144 participants. We are currently recruiting patients at sites in the United States and Europe, with additional sites expected to activate in 2023.

Early-stage AD

We plan to evaluate CT1812 in a 540-patient Phase 2 COG0203 START clinical trial to investigate the potential for CT1812’s use at an earlier stage of AD. In addition to cognitive and functional measures, such as CDR-SB (Clinical Dementia Rating Sum of Boxes), ADAS-Cog and volumetric magnetic resonance imaging, or vMRI, we intend to use a variety of biomarkers to measure target and/or pathway engagement and assess changes in neurodegeneration and disease progression. We expect to open sites in the first half of 2023. This trial has been funded by a grant of approximately $81.0 million from the NIA.

DLB

We are evaluating CT1812 in a 120-patient Phase 2 COG1201 SHIMMER clinical trial to investigate the potential for CT1812’s use as a disease-modifying agent in DLB. We are assessing cognitive and functional measures such as Montreal Cognitive Assessment (MoCA), Cognitive Drug Research Battery (CDR), Clinician Assessment of Fluctuation (CAF), Epworth Sleepiness Scale (ESS), Unified Parkinson’s Disease Rating Scale — Part III (MDS-UPDRS3), Clinical Global Impression of Change (ADCS-CGIC), ADCS-Activities of Daily Living (ADCS-ADL) and Neuropsychiatric Inventory (NPI). We are currently recruiting patients in the United States. The trial has been funded by a grant of approximately $30.0 million from the NIA.

Geographic Atrophy Secondary to Dry AMD

We are also evaluating the use of CT1812 to treat GA secondary to dry AMD. We believe that human genetic and proteomic pathway analyses obtained through our AD trials provides evidence of a relationship between the S2R complex and dry AMD. We are currently engaged in preclinical development activities for this indication, including studies to elucidate the key mechanisms by which CT1812 and the S2R complex alter the biological processes that contribute to dry AMD. We believe that an S2R modulator, such as CT1812, may help to regulate the damage-response processes related to these cells that are impaired in GA secondary to dry AMD. We submitted an Investigational New Drug, or IND, application to the FDA at the end of 2022; the IND was cleared at the end of January 2023. Our first trial in dAMD is a Phase 2 trial called MAGNIFY and we plan initiate this in 2023.

Discovery Initiatives

We are pursuing a number of early-stage discovery programs which are built upon our identification of five structurally distinct chemical series. We believe we have identified several structurally distinct compounds that possess advantages for specific disease indications and patient populations. A few of these next- generation S2R modulators have been identified for synucleinopathies and dry AMD and are being assessed as potential IND candidates.

For example, one of our next-generation S2R modulators has shown activity in cell-based dry AMD assays, suggesting the potential to maintain homeostatic functions of RPEs, ameliorate lysosomal dysfunction, and prevent RPE cell death. It has further demonstrated retinal exposures above 80% receptor occupancy with oral administration and favorable PK properties, including high degree of bioavailability and high retina-to-plasma ratio, which we believe may provide us with a suitable next-generation molecule to advance for this indication. Therefore, we believe S2R modulators may present a novel therapeutic approach for these indications and intend to pursue development as described below.

Our Strategy

Our objectives are to develop and advance our portfolio, beginning with our lead product candidate, CT1812, through clinical development for the treatment of age-related degenerative diseases and disorders of the CNS and retina and to leverage our understanding of the S2R complex and its regulation of pathways to pursue indications in other degenerative disorders. The key elements of our strategy include:

●	Advance clinical development of our lead product candidate, CT1812, in mild-to-moderate AD and earlier stages of the disease. Our lead product candidate, CT1812, has progressed through Phase 1 and into Phase 2 clinical trials. Funding of the Phase 1 and Phase 2 trials has come primarily from the NIA. We are evaluating CT1812 in earlier symptomatic stages of AD and MCI, which is a slight and noticeable measurable decline in cognitive abilities due to AD. Our START (COG0203) clinical trial in patients with mild dementia associated with early stage AD has been funded by a grant of approximately $81.0 million awarded from the NIA.
●	Pursue the development of CT1812 for GA secondary to dry AMD. We plan to evaluate CT1812 as a potential therapy for GA secondary to dry AMD. GA is an advanced form of dry AMD. Dry AMD is an eye disease that results in the deterioration of the macula, causing visual distortion, loss of central vision and eventual blindness. We believe that an S2R modulator, such as CT1812, may help to regulate the damage-

response processes related to these cells that are impaired in GA secondary to dry AMD. We submitted an IND application to the FDA at the end of 2022 to initiate a Phase 2 clinical trial of CT1812 in indication and it was cleared by the FDA at the end of January 2023. We plan to initiate this Phase 2 clinical trial in 2023.
●	Leverage our understanding of the S2R complex to develop product candidates for other CNS and degenerative diseases, including synucleinopathies. We intend to develop and advance other product candidates to treat other conditions, potentially including the synucleinopathies, which include PD and DLB. We are evaluating CT1812 in a 120-patient Phase 2 COG1201 study of CT1812 in patients with DLB, which is funded primarily through the NIA and are currently recruiting patients. Preclinical data published in February 2021 showed that the S2R complex may play an integral role in the pathology of PD and we believe these results merit further study.
●	Expand our pipeline through internal development, in-licensing and acquisitions. We intend to leverage our expertise in drug development and business development to evaluate additional product candidates as well as bring forward novel chemical matter using libraries generated with our Novel Improved Conditioned Extraction, or NICE, screening platform as well as other molecule generation and screening strategies. To achieve this objective, we may supplement our internal development initiatives through selective in-licensing arrangements, as well as investments in strategic collaborations, and partnerships which complement our initiatives.
●	Optimize the value of CT1812 and other product candidates in major markets. We currently retain all worldwide rights to CT1812 for all indications. We plan to develop and pursue approval of CT1812 and other future product candidates in major markets. Where appropriate, we may use strategic collaborations or partnerships to accelerate development and maximize the commercial potential of our programs. We and our key opinion leaders believe CT1812 also can be used in combination with other therapeutics targeting AD biologies and thus may have many partnering opportunities.
●	Continue to pursue non-dilutive funding opportunities. The majority of our research and clinical efforts have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA. This includes awards totaling $10.9 million in support of preclinical studies and $160.1 million for clinical development, the largest of which was the 2020 award of $81.0 million supporting our upcoming Phase 2 START (COG0203) study of CT1812 in early-stage AD. These grants are non-dilutive and allow us to collaborate with research institutions in pursuing the development of our product candidates for age-related degenerative diseases. We intend to continue our work with these research institutions and plan to seek additional non-dilutive funding for our clinical development when possible.

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

Since our inception, we have collaborated and worked closely with key healthcare organizations and thought leading institutions in the field of degenerative diseases to develop and advance our therapeutic candidates. To date, we have received approximately $171.0 million in cumulative grants awarded primarily from the NIA to support our clinical trials.

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

To our knowledge, no other biopharmaceutical company has focused solely on stopping the synaptic binding and signaling of soluble Aβ oligomers through the use of small molecule receptor modulators, such as CT1812. We believe our deep expertise in oligomer and synaptic biology provides us with a competitive advantage and led to the creation of (1) proprietary assays that target the critical molecular step causing memory loss and (2) proprietary chemical libraries yielding highly brain penetrant small molecule drugs.

Based on this expertise, we are able to discover and optimize small molecule receptor modulators like CT1812 that we believe represent a functionally distinct and promising approach to synaptorestorative AD therapeutics where neurons remain viable and functional. These molecules were designed to displace Aβ oligomers bound to neuronal receptors at synapses and clearing Aβ oligomers from the brain into the CSF.

In addition to neurodegenerative diseases, other degenerative diseases include AMD. AMD is a common eye disease that results in the deterioration of the macula, causing visual distortion, loss of central vision and eventual blindness. It is the leading cause of blindness in people over 60 years of age and afflicts approximately 11 million Americans, including an estimated 12% of all U.S. adults over 80 years of age. We believe that human genetic and proteomic pathway analyses obtained through our AD trials provides evidence of a relationship between the S2R complex and dry AMD. We are currently engaged in preclinical development activities for dry AMD, including studies to elucidate the key mechanisms by which CT1812 and the S2R complex alter the biological processes that contribute to dry AMD. We believe that an S2R modulator, such as CT1812, may help to regulate the damage-response processes related to these cells that are impaired in dry AMD. We submitted an IND application to the FDA at the end of 2022 to initiate a Phase 2 clinical trial of CT1812 in indication and it was cleared by the FDA at the end of January 2023. We plan to initiate this Phase 2 clinical trial in 2023. Other S2R modulators are being explored, currently in lead identification studies, prior to lead optimization and candidate selection for IND-enabling studies.

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

The sigma-2 receptor (S2R) complex

Internal and third-party studies suggest that the role of PGRMC1 and TMEM97, the protein components of the S2R complex, regulate cell damage response processes, including cholesterol biosynthesis, vesicle trafficking, progesterone signaling, lipid membrane-bound protein trafficking and receptor stabilization at the cell surface. In addition, the S2R complex regulates autophagy, the cellular process by which altered cellular proteins are degraded and removed. The aberrant activity of these processes, believed to be triggered by cellular stresses, is a hallmark of the dysfunction related to degenerative diseases. The S2R complex is a key regulator of processes that have been implicated in several age-related degenerative diseases and disorders including AD, retinal diseases, such as dry AMD, and synucleinopathies, such as PD and DLB. S2R affects diverse regulatory functions through specific interactions with the oligomer receptors and other membrane proteins.

We believe the array of degenerative disorders which involve protein components of the S2R complex allows for the potential therapeutic use of proprietary S2R modulators in numerous indications. While a fuller understanding of the molecular mechanisms involving the S2R complex remains to be elucidated, evidence suggests that targeting the S2R complex may provide therapeutic benefit to a wide range of age- related degenerative diseases and disorders. We believe modulating the S2R complex to normalize cellular function may provide a restoration of normal cellular processes.

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

Our Novel, Improved Conditioned Extracts (NICE) Screening Platform

Chemical structures that we are currently evaluating as potential therapeutics for degenerative diseases originate from our NICE screening platform. The NICE screening platform allowed us to generate proprietary small molecule libraries derived from natural chemical scaffolds through a proprietary process which we refer to as conditioned extraction. Conditioned extraction, a process pioneered by a cofounder, allows us to eliminate undesirable properties of well characterized, biologically active compounds sourced from natural products, while retaining their biological activity. The resulting molecular configurations are then subjected to proprietary functional in vitro screening assays designed to replicate the mature brain and its intricate connections and patterns of electrical signaling. Unlike most other screening assays, such as cells lines derived from immortalized neuronal tumor cells, our use of mature primary neuronal cultures provides us with information-rich measurements more indicative of normal brain function and predicative of functional benefit. We have utilized our NICE screening platform in conjunction with these mature primary neuronal cultures to develop product candidates for our proprietary Early Alzheimer’s Screening System, or EASSY.

The candidate library produced by the NICE screening platform is predisposed to compounds with attractive drug-like properties such as low molecular weight, low number of reactive hydrogen bonds, lipophilicity and relatively neutral chemistry properties. These characteristics reduce the reactivity of the molecules and related toxicities, while also enhancing their ability to cross the blood-brain and blood-retina barriers. As a result, the NICE screening platform was designed to accelerate drug development time while reducing development risk. We believe this platform provides us with differentiated libraries which may lead to development candidates beyond CT1812.

Our Product Candidates

We are leveraging our expertise in the biology of the S2R complex, synaptic function and plasticity, and our understanding of the role of toxic age-related soluble proteins, to construct a pipeline of innovative, differentiated small molecule product candidates that are intended to restore normal cellular damage responses. We intend to develop therapeutics with the potential to overcome diseases associated with age-related toxic protein buildups that disrupt key cellular processes. Our initial product candidates target diseases characterized by dysfunction or dysregulation of the S2R complex that leads to cellular degeneration, as observed in age-related degenerative diseases and disorders, such as AD, GA secondary to dry AMD, PD and DLB as depicted in the illustration below.

Our Lead Product Candidate: CT1812

Our lead product candidate, CT1812, is an orally delivered, small molecule modulator that penetrates the blood-brain and blood-retina barriers and binds selectively to the S2R complex; and through its modulation of S2R restores normal function of synapses, as well as critical cellular processes such as autophagy, cholesterol biosynthesis, vesicle trafficking, progesterone signaling, lipid membrane-bound protein trafficking and receptor stabilization at the cell surface. CT1812 originated from our initial efforts with our NICE screening platform which enables the generation of innovative leads. Leads identified through NICE were then evaluated using proprietary in vitro assays designed to better emulate in vitro synaptic activity. We believe the use of these assays allows us to identify functionally active structures which may impact neuronal behavior significantly faster than alternate screening approaches. We currently retain worldwide rights to CT1812 for all indications and are developing CT1812 as a potential treatment for a range of diseases including AD, GA secondary to dry AMD and synucleinopathies, such as DLB.

CT1812 for the Treatment of Alzheimer’s Disease (AD)

CT1812 was designed to selectively target and displace Aβ oligomers bound to neuronal receptors at synapses by a new and differentiated mechanism of action. CT1812 binds to S2R which interacts directly with components of the oligomer receptor, resulting in displacement of bound oligomers, which are then cleared from synapses. In our preclinical studies, CT1812 has demonstrated the potential to protect synapses, facilitate their restoration and improve cognitive performance. These preclinical results are currently being evaluated through our ongoing Phase 2 clinical trials.

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

Due to the size of the affected population and the current lack of effective disease modifying therapies, we believe that AD is one of the most significant unmet medical needs of our time. Nearly six million Americans have been diagnosed with AD and disease prevalence is expected to more than double by 2050. The direct healthcare costs to care for patients with AD and other dementias in the United States is currently estimated to exceed $300 billion and projected to increase to $1 trillion by 2050. Absent the development of meaningful intervention in the course of the disease, the number of people diagnosed with, and dying from, AD is anticipated to escalate appreciably as lifespans lengthen, since prevalence increases significantly with age. The Centers for Disease Control listed AD as the primary cause of death for more than 119,000 Americans in 2021. The disease is equally devastating worldwide, with the World Health Organization estimating that as of December 2022 AD affects as many as 35 million people globally.

Currently Approved AD Therapeutics

Only two disease-modifying therapeutic option has been approved by the FDA. Specifically, Biogen’s Aduhelm received accelerated approval on June 7, 2021 and the FDA granted accelerated approval to Eisai’s Leqembi in January 2023. Aduhelm and Leqembi are monoclonal antibodies administered via infusion reported to reduce Aβ plaques and protofibrils, approaches that are distinct from our small molecule approach to modulate the S2R, thereby blocking Aβ oligomers from binding to synapses. The only other therapies approved for AD are indicated to treat the symptoms of AD: acetylcholinesterase inhibitors, or AChEIs, and glutamatergic modulators and an orexin receptor antagonist. AChEIs are designed to slow the degradation of the neurotransmitter acetylcholine, helping to preserve neuronal communication and function temporarily. Glutamatergic modulators are designed to block sustained, low-level activation of the N-methyl-D-aspartate, or NMDA, receptor without inhibiting the normal function of the receptor in memory and cognition. Namenda (memantine), an NMDA receptor antagonist was approved in the United States in 2003. These therapeutic products do not modify or alter the progression of the underlying disease and provide only modest efficacy in treating the symptoms.

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

We believe a common issue with therapeutic interventions intended to limit Aβ aggregate concentrations in the brain is that they fail to discriminate between different forms of Aβ aggregates: fibrils, plaques and oligomers. Such efforts may demonstrate success clearing fibrils and the largely inert plaques but fail to address the specific neurotoxic effects of Aβ oligomers. Conversely, as exemplified by Leqembi’s clinical results, we believe that preferentially targeting Aβ protofibrils/oligomers has the potential to prevent synaptotoxicity. Our strategy of targeting the S2R to prevent Aβ oligomer toxicity at the synapse is distinct from these immunotherapeutic approaches, but we believe may be complementary.

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

CT1812 Uses a Differentiated Mechanism of Action to Selectively Target Aβ Oligomers

Our proprietary CT1812 clinical candidate employs a novel and fundamentally different mechanism which through alteration of S2R activity selectively facilitates removal of neurotoxic Aβ oligomers. Experimental evidence suggests that Aβ oligomers likely occupy binding sites contiguous to the S2R complex. Binding at these locations is believed to produce structural distortions which inhibit the proper functioning of the S2R complex including its role in regulating critical signaling pathways. The preferential binding of CT1812 to the S2R complex produces changes that alters the binding affinity of Aβ oligomers to their targets. CT1812 binding to the S2R complex likely modulates the conformation of the S2R complex, which in turn allosterically alters the conformation of the oligomer binding pocket on the oligomer receptors. Binding pocket destabilization leads to displacement of Aβ oligomers from the neurons and neuronal synapse. Once displaced, Aβ oligomers are unable to rebind as long as threshold concentrations of CT1812 are present and are rapidly removed from the synapse. Based on our preclinical studies, we believe that CT1812 not only prevents binding of Aβ oligomers, displacing them from the S2R complex sites at neuronal synapses, but also slows Aβ oligomer-induced loss of synapses and restores synaptic activity, which may reverse downstream alterations related to membrane trafficking.

The Use of an S2R Targeted Approach is Supported by the A673T Mutation

We believe the benefit of the mechanism by which CT1812 stops the toxic impact of Aβ oligomers on cellular function is further supported by an analysis of the Aβ sequence variant, A673T, which is commonly referred to as the “Icelandic” mutation. The A673T mutation is the first variant associated with a mutation in the protein structure of Aβ, first identified through a genomic analysis of the Icelandic population. Importantly, carriers of the mutation are four-fold less likely to develop AD. The A673T mutation, which involves the substitution of the amino acid alanine for threonine at position 673 of the precursor molecule, not only produces fewer Aβ monomers, but our research indicated that the toxic Aβ oligomers generated have four-fold lower affinity for brain cell synapses. This reduced binding is evidenced in the results of in vitro experiments, which are presented below. Whereas wildtype Aβ oligomer binding is pronounced, the binding of the A673T variant is much lower.

Binding affinities of wildtype versus mutant Aβ oligomers to synapses

(intensity in arbitrary fluorescent units)

	Kd (nM)	B max
wt Aβ (1 – 42) oligomers	Site 1:442 ± 70	7.98 × 10[5] ± 0.29 × 10[5]
A673T mutant Aβ (1 – 42) oligomers	Site 1:1,955 ± 502	5.98 × 10[5] ± 0.50 × 10[5]

Kd is a constant used to evaluate and rank the strengths of interactions for ligands and their receptors. The smaller the Kd value, the greater the binding affinity. Bmax refers to the maximum amount of a ligand that can bind specifically to a receptor. Intensity is measured in arbitrary fluorescent units.

We believe that CT1812 is the only drug candidate currently in clinical trials that mimics the effects of the A673T mutation. As the images presented below suggest, both CT1812 and the A673T mutation similarly reduced the binding of toxic Aβ oligomers to synapses. We believe that drug candidates like CT1812 that mimic the protective effects of the A673T mutation are more likely to succeed in the clinical setting in patients with mild-to-moderate AD.

CT1812 Clinical Results in AD

We have completed seven clinical trial evaluations of CT1812, in both healthy volunteers and patients with mild-to-moderate AD, with three clinical trials ongoing. The clinical trials we have conducted to date have enabled us to evaluate the safety profile of CT1812, as well as validate its mechanism through proof-of- concept trials and conduct initial assessments of its therapeutic potential. The following is the status of our completed and ongoing clinical trials.

Overview of our completed, ongoing and planned clinical studies of CT1812 for AD and dementia

COG0201 — Phase 2 (SHINE) Clinical Trial

Our ongoing COG0201 SHINE study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial designed to enroll up to a total of 144 patients with mild-to-moderate AD to evaluate the safety and potential efficacy of CT1812. Participants are divided in two CT1812 dose groups (100 mg or 300 mg) and one placebo group, dosed daily for six months. Endpoints include safety and biomarker evidence of disease modification as well as cognitive function, as measured by the ADAS-Cog 11-item version, or ADAS-Cog 11. ADAS-Cog 11 is a globally recognized cognitive scale that is used to assess cognition in patients with AD.

Preliminary data from an interim analysis of the first 24 patients from the COG0201 study demonstrated that CT1812 continued to be generally well tolerated. There were four serious adverse events, or SAEs, which were not drug-related and occurred in a single placebo patient. The patient was discontinued due to one of the SAEs. Treatment emergent adverse events, or TEAEs, were well balanced across all treatment groups. We observed mild and transient elevations of liver enzymes in three patients without any other indications of liver injury. These data were consistent with findings from earlier clinical studies.

The preliminary data also demonstrated a significant decline in the presence of Aβ monomers and a three-point mean improvement in the rate of cognitive decline as measured by ADAS-Cog 11, in patients receiving CT1812 when compared to placebo. These results were observed in patients receiving CT1812 or placebo in addition to background therapies they may have already been receiving for AD. We believe these preliminary data provide promising evidence of CT1812’s potential cognitive and biological impact. These data also indicate that patients treated with CT1812 showed relative stability on a measure of cognitive performance compared to the placebo group. A mean difference in the rate of decline of approximately three points was observed between the CT1812 dose groups receiving either 100 mg or 300 mg versus the placebo group based on the ADAS-Cog 11 measurements.

Preliminary data showed a three-point improvement in cognitive decline in CT1812-treated patients.

Proteomic measurements were also performed of CSF and plasma from these patients, from which we have comprehensive datasets of whole proteome changes observed in AD patients given CT1812 versus placebo for six months. From this, we identified product candidate pharmacodynamic biomarkers that could reflect processes of target engagement, pathway engagement and/or early disease modification.

The interim analysis of the SHINE trial (SHINE A) was not powered to detect statistically significant treatment differences. Nevertheless, p-values were calculated at the time of the interim analysis with respect to the clinical and biomarker outcomes to help inform on the potential importance of observed numerical treatment differences. For these interim analyses, p-values<0.05 were considered “significant” while p values>0.05 were considered “non-significant.” The approximately three-point treatment difference relative to placebo observed for the pooled dose groups that was observed on the ADAS-Cog 11 was non-significant (p>0.05; p=0.1295), while the treatment difference relative to placebo that observed for the reduction in CSF Aβ 42 protein at the 300mg dose was significant (p<0.05; p=0.0178).

Proof-of-Concept Clinical Trials for the Mechanism of CT1812

We have conducted and are continuing to conduct a series of clinical proof-of-concept trials intended to assess target engagement and the impact of CT1812 on synaptic activity. These proof-of-concept trials are presented in more detail below.

COG0202 — Phase 2 (SEQUEL) Trial

Our COG0202 SEQUEL study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial of 16 patients with mild-to-moderate AD to evaluate the potential efficacy of CT1812 in restoring synaptic function in patients through qEEG measurement, as reflected by relative theta power. The trial is configured as a two-arm crossover trial, in which half of the participants will receive 300 mg of CT1812 daily for 29 days. After a 14-day wash out period, these participants will receive placebo for an additional 29 days. The other half of the participants receive placebo daily for 29 days. After a 14-day wash out period, these participants will receive CT1812 treatment for an additional 29 days. CSF and qEEG evaluations are taken periodically throughout the duration of the trial. We completed enrollment in the first quarter of 2023 and expect to report topline data later in 2023.

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

Topline results from the analyses of secondary endpoints demonstrated that after 24-weeks of treatment, there were no significant treatment differences on the ADAS-Cog 11 change from baseline. In addition, there were no significant treatment differences on SV2A signal change compared to baseline. However, vMRI showed a trend (p=0.0641) towards a significant reduction in the loss of composite brain volume in CT1812- treated patients (pooled) compared to placebo. A statistically significant (p<0.05) reduction in loss of brain volume was also observed in three brain regions (hippocampus, prefrontal cortex and pericentral cortex) in treated patients (pooled) compared to placebo, as shown in the table below.

COG0104 — Phase 1 (SNAP) Trial

Our COG0104 SNAP study was a randomized, double-blind, placebo-controlled Phase 1 clinical trial that enrolled three patients with mild-to-moderate AD to measure the effects of CT1812 on displacement of Aβ oligomers. Patients were randomized 2:1 to receive a single dose of CT1812 or placebo. Patients enrolled in the trial had an indwelling catheter placed in the lumbar CSF space. CSF samples were collected hourly over a 28-hour period. Five CSF samples were collected before and 24 samples collected after administration of a single 560 mg oral dose of CT1812 or placebo. CSF samples from each trial participant were analyzed to measure the concentration of Aβ oligomers over the trial period.

Results of this trial revealed an increase in Aβ oligomer levels in the CSF over the 24-hour period following treatment with CT1812, but not in the patient administered placebo. These findings were measured using two independent methods, microimmunoelectrodes and western blots. This effect of CT1812 was specific to Aβ oligomers, as no CT1812-related increase in Aβ 1-40 or 1-42 monomer was observed.

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

In order to gauge the impact of CT1812 on synaptic damage due to AD, we measured concentrations of synaptic proteins, neurogranin and synaptotagmin-1, in CSF samples from these patients using clinically validated standardized assays. Our evaluation of AD protein biomarkers in the CSF revealed that neurogranin levels, shown in the left graph below, in patients treated with CT1812 for 28 days was significantly decreased compared to levels measured in patients administered placebo (p =0.05, analysis of covariance). Neurogranin is a synaptic damage marker that increases in the CSF of AD patients reflecting its decrease in the brain. The lowering of synaptic damage markers in the CSF is consistent with CT1812’s mechanism of action as observed in our preclinical studies and demonstrates the potential of the CT1812 to slow Aβ oligomer- induced synapse loss.

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

CT1812 was well tolerated in the COG0102 study. All AEs were mild to moderate. Some of the participants in the highest dose group experienced lymphocytopenia or elevated liver enzymes. These laboratory abnormalities resolved in most patients with continued dosing of CT1812. One trial participant was discontinued from CT1812 prior to study completion because of elevated liver enzymes with subsequent resolution of this abnormality. Lymphocytopenia or elevated liver enzymes were not observed in either the 90 mg or 280 mg dosing cohorts. There were no SAEs.

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

COG0101 - First in human phase 1 clinical trial

Our COG0101 study was a randomized, double-blind, placebo-controlled ascending dose Phase 1 multi- cohort clinical trial of 93 healthy volunteers to assess the safety and potential drug-food interactions of CT1812. The trial was conducted in two segments.

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

COG0103 - Phase 1 trial

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

Clinical Development Plans and Future Trials

Our Upcoming COG0203 Phase 2 Clinical Trial Fully Funded by NIA Grant of approximately $81.0 million

Our COG0203, referred to as START, study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial designed to enroll 540 patients with early-stage AD and powered to show a change in the rate of cognitive and functional decline. We intend to enroll patients with MCI, due to AD or mild AD who have elevated levels of Aβ as determined by

PET imaging or as measured in CSF. The trial is being conducted in collaboration with the ACTC and will utilize approximately 50-60 sites including research sites associated with the consortium, as well as other qualified sites that are not part of the consortium. Patients will be randomized to receive CT1812 or placebo for 18 months. In addition to a battery of cognitive measures, we intend to use a variety of biomarkers to measure target engagement and assess changes in neurodegeneration and disease progression. We have received a grant of approximately $81.0 million from the NIA to fund this trial.

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

CT1812 prevented Aβ oligomer-mediated synaptic damage

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

CT1812 slowed loss of synapse numbers in the presence of Aβ oligomers

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

CT1812 restored functional capabilities in a mouse model of AD

CT1812 for the Treatment of Geographic Atrophy (GA) Secondary to Dry Age-Related Macular Degeneration (Dry AMD)

We believe that several lines of evidence suggest that modulation of the S2R complex may provide significant therapeutic utility for the treatment of GA secondary to dry AMD. Human genetics points to TMEM97 as a promising therapeutic target for GA secondary to dry AMD, as indicated via several large- scale, independent genome-wide association, or GWA, studies. In addition, unbiased pathway analysis of AD patient proteomic data obtained during our clinical trials provides independent evidence of a relationship between the S2R complex and GA secondary to dry AMD.

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

We submitted an IND application to the FDA at the end of 2022 to initiate a Phase 2 clinical trial of CT1812 in indication and it was cleared by the FDA at the end of January 2023. We plan to initiate this Phase 2 clinical trial in 2023. We believe that well-characterized clinical endpoints and a defined regulatory path increase the attractiveness of this indication.

Overview of the Disease

AMD is the leading cause of blindness in people over 50 years of age in the United States, afflicting approximately 11 million people in the U.S., including an estimated 12% of all U.S. adults over 80 years of age. Dry AMD is a progressive condition and accounts for up to 90% of all AMD cases. Advanced dry AMD, or GA, affects approximately two million people in the U.S. There is currently one approved therapeutic for dry AMD. Other treatments in development are primarily invasive, including intravitreal injections, stem cell replacement and gene therapy approaches. We believe the limited treatment options available for patients with dry AMD, coupled with newly implicated biochemical pathways, make GA secondary to dry AMD an attractive target for the development of therapeutics.

There are two types of AMD, the first of which is neovascular, or wet AMD, and non-neovascular, or dry AMD. Dry AMD, which accounts for approximately 90% of all AMD cases, is a progressive condition that involves a dysregulation of cellular processes, among which is the accumulation of lipid deposits, known as drusen, that causes a thickening of the Bruch’s membrane. This thickening disrupts the cytoarchitecture of the RPE, and this disruption, coupled with oxidative stress and inflammation, leads to the diminished health and function of RPE and photoreceptor cells, with accumulated damage resulting in cell death and visual impairment.

The anatomy of the eye and the regions impacted by AMD

Limitations of Current Treatments

Treatments for dry AMD and GA secondary to dry AMD are currently limited to vitamins and over-the-counter zinc. While there are no therapeutics approved by the FDA to treat dry AMD or GA secondary to dry AMD, there is considerable development activity ongoing involving numerous targets. Among the areas of ongoing interest are efforts targeting the complement pathway and its role in inflammation, as mutations in this pathway have been associated with higher risk of dry AMD. In addition, cell and gene therapy approaches are being evaluated to regenerate RPE cells and rescue the loss of photoreceptors. Small molecule visual cycle modulators are also under evaluation to maintain retinal integrity. Most of these approaches require invasive administrations.

Rationale for S2R Mechanism of Action

Indications of S2R Involvement in Geographic Atrophy Secondary to Dry AMD

We believe that several lines of evidence suggest that modulation of the S2R complex may provide significant therapeutic utility for the treatment of GA secondary to dry AMD. First, human genetics point to TMEM97 as a promising therapeutic target, as indicated via several large-scale, independent GWA studies. These studies indicate a genetic mutation known as a single nucleotide polymorphism, or SNP, in the TMEM-VTN locus confers decreased risk for dry AMD. It remains unknown if this mutation confers a change in TMEM97 expression levels. However, knockdown of TMEM97 in in vitro models of the disease partially rescues RPE cells from oxidative stress-induced cell death. Investigation of the effects of pharmacological perturbation of the S2R complex signaling is currently ongoing to determine if the rescue of cell death mediated by decreasing TMEM97 expression can be replicated by S2R modulators, such as CT1812.

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

Preclinical Support for Clinical Trials

We believe that proof-of-concept studies indicate a clear role of S2R modulators in rescuing key aspects of dry AMD. Pathway analysis of transcriptomic data suggest a key role of S2R modulators in regulating pathways involved in cell survival and inflammation.

Mechanistic Studies Indicate CT1812 Plays a Role in Cell Survival

and Inflammatory Pathways in RPE Cells

Additional functional studies indicate S2R modulators may ameliorate disruptions in homeostatic functions of RPEs, including ameliorating lysosomal dysfunction and salvaging the ability of RPE cells to recycle photoreceptor outer segments.

Working Hypothesis of Mechanism of Action in Dry AMD

We believe preclinical studies provide further evidence supporting a clinical trial for CT1812 as a potential treatment for GA secondary to dry AMD. PK assessment indicates that we can achieve therapeutic levels (>80% receptor occupancy) of CT1812 in retinal tissue through oral administration. Moreover, as is illustrated in the graph below, CT1812 levels recorded in the retina were similar to those in the brain, suggesting that the doses used to achieve potential therapeutic levels in the retina needed to achieve efficacy will be similar to the doses for AD.

Similarities in CT1812 concentrations following oral administration in the brain and retina

10000
1000
100
10
Uveal tract/retina (ng/ml)
Brain Concentration (ng/g)
90% RO
80% RO
0
6
12
18
24
30
hrs

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

Planned Phase 2 Clinical Trial Design

We believe that an S2R antagonist, such as CT1812, may help to regulate the damage-response processes related to these cells that are impaired in GA secondary to dry AMD. We submitted an IND application to the FDA at the end of 2022 to initiate a Phase 2 clinical trial of CT1812 in indication and it was cleared by the FDA at the end of January 2023. We plan to initiate this Phase 2 clinical trial in 2023.

We plan to enroll individuals 50 years of age or older that have received a diagnosis of GA secondary to dry AMD, with a best corrected visual acuity, or BCVA, score of 24 letters or more, with GA of between 2.5 mm2 and 17.5 mm2. The primary endpoint of the trial will be change in GA lesion area using fundus autofluorescence imaging. The secondary endpoints will include change in the square root of the GA lesion area, low luminance visual acuity, or LLVA, and BCVA, low luminance visual acuity deficit and drusen volume as measured by optical coherence tomography. We will measure these outcomes at three-to-six month intervals.

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

An Overview of Synucleinopathies

Synucleinopathies are a group of neurodegenerative disorders in which the protein α-synuclein accumulates abnormally to form inclusions in the cell bodies or axons of neurons or oligodendrocytes. Two of the primary synucleinopathies are PD and DLB, which each involve motor and cognitive dysfunction. While the cell types and brain structures that are affected in PD and DLB vary markedly between the disorders, synucleinopathies share a characteristic accumulation of α-synuclein aggregates into fibrils, the major constituent of the Lewy bodies that occur inside brain neurons in these diseases.

Increasing evidence suggests that α-synuclein also aggregates into oligomers, and that oligomers are more toxic than fibrils. α-synuclein oligomers contribute to neurodegeneration through a variety of mechanisms including disrupting normal autophagy and inducing synaptic dysfunction and loss. Synaptic dysfunction and loss contribute to the cognitive and motor symptoms of these diseases.

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

Preclinical Study Support for Clinical Trials

The results of in vitro studies suggest that S2R modulator, such as CT1812, may have disease modifying effect on the synucleinopathies by reversing pathway disruption and dysregulation caused by α-synuclein oligomers. In work funded by grants from the Michael J. Fox Foundation, α-synuclein oligomers were found to bind to brain cells in culture and are internalized, indicated by the red dots in the image to the left below. With the addition of S2R modulator CT1812, the binding and thus internalization of the α-synuclein oligomers is inhibited as indicated in the image to the right below.

CT1812 blocked the binding and internalization of α-synuclein oligomers the neuronal synapses

The potential for S2R modulators to reverse the deleterious cellular effects of α-synuclein oligomers is also reflected in the in vitro analysis of LAMP2A expression presented below. LAMP2A is a critical component of chaperone-mediated autophagy, one of several processes that eliminate damaged cellular proteins. Its expression, noted in orange, is upregulated in the presence of the toxic α-synuclein oligomer, likely a compensatory mechanism in response to the cellular insult. S2R modulators, which block membrane trafficking deficits caused by α-synuclein oligomers, are observed to inhibit the upregulation of LAMP2A, as evidenced by the dark and light gray in the below chart. As these antagonists are selective for the S2R complex, their ability to reverse the effects of α-synuclein on LAMP2A expression provides compelling evidence of the S2R complex’s importance in the regulation of this autophagy pathway.

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

S2R antagonists reversed the effects of α-synuclein oligomers on LAMP2A expression and trafficking

Phase 2 Clinical Trial in Dementia with Lewy Bodies (DLB)

We are actively enrolling sites for our Phase 2 clinical trial studying the use of CT1812 to treat patients diagnosed with DLB. The design of this trial is a double-blind, randomized trial involving three dose groups, two active treatment cohorts and a placebo group. We are enrolling 120 patients in a six-month study, with equal participant numbers in each of the three dose groups, with daily (QD) dosing. Eligibility requirements include individuals between 50 and 80 years of age that have received a diagnosis of DLB and have a mini-mental state exam, or MMSE, score of between 18 and 27. Clinical endpoints of the trial include safety and physical activity measurements, cognitive assessments, and PK and pharmacodynamic biomarker analyses compared to baseline measurements recorded at the beginning of the trial. In addition, CSF will be collected and analyzed for α-synuclein content and established patterns of differential protein expression.

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

Grant Funding

Historically, we have sought grant funding to strategically advance our programs. To date, we have secured non-dilutive funds from the NIA, the Michael J. Fox Foundation and other groups to pursue our commonly aligned interests of developing therapeutics for neurodegenerative disorders. Taken together, the company has been awarded approximately $171.0 million in cumulative grants for the advancement of our pipeline programs. Of this, approximately $81.0 million in cumulative non-dilutive grants have been awarded by the NIA to fund development of CT1812 for the treatment of AD. As of December 31, 2022, we had approximately $89.3 million available from NIA funds for applicable expenses to be incurred in the future.

Funding Org	Year	Project	Amount
National Institute on Aging (NIH)	2016	COG0101 Ph1b first-in-patient trial for CT1812	$2,410,669
National Institute on Aging (NIH)	2016	COG0102 Ph1b/2a Clinical Trial for CT1812	$2,410,669
National Institute on Aging (NIH)	2017	COG0104 Ph1 SNAP Study: CSF Catheter	$2,527,271
National Institute on Aging (NIH)	2017	COG0105 Ph1 SPARC Study: SV2a PET	$4,795,774
National Institute on Aging (NIH)	2018	COG0201 Ph2 SHINE Study	$16,848,329
National Institute on Aging (NIH)	2019	COG0202 Ph2 SEQUEL Study: qEEG	$5,445,051
National Institute on Aging (NIH)	2020	COG0203 Ph2 Study with ACTC	$80,974,766
National Institute on Aging (NIH)	2021	COG0108 Study: hAME	$1,642,783
National Institute on Aging (NIH)	2021	COG0201 Ph2 SHINE Amendment	$13,634,548
National Institute on Aging (NIH)	2021	COG1201: Study: DLB	$29,498,048
NIH and others	2010‑2021	Ten Preclinical Programs	$10,859,971
			$171,047,879

Each of the grants awarded to us relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to CROs, research institutions and/or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for our eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIA Grants do not contain claw back provisions, the NIA or other government agency may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIA Grant. If any of our expenditures are found to be unallowable or allocated improperly or if we have otherwise violated terms of such NIA Grant, the expenditures may not be reimbursed and/or we may be required to repay funds already disbursed. To date, we have not been found to have breached the terms of any NIA Grant.

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

Company Owned Intellectual Property

As of March 1, 2023, our intellectual property portfolio contained nine issued U.S. patents, sixty seven issued foreign patents as well as one pending U.S. provisional application, four pending U.S. patent applications, two pending

Patent Cooperation Treaty applications and twenty four foreign pending patent applications directed to the composition of matter of, pharmaceutical compositions of, methods of use of, and methods for selecting subsets of patients for treatment with our chemical structures, including our lead CT1812. Our current issued patents relating to CT1812 are projected to begin to expire no earlier than 2035, with the composition of matter patent covering CT1812 set to naturally expire in 2035, subject to adjustment or extension of patent term available in a particular jurisdiction. We will likely be awarded Patent Term Extension, or PTE, when CT1812 is approved as a New Chemical Entity, or NCE, that will extend the term of the CT1812 composition of matter patent by up to five years, and we anticipate pursuing additional patents to further protect CT1812 and to further extend the patent term associated with CT1812. We expect to file additional patent applications in support of current and new product candidates as well as new platform and core technologies.

We are the exclusive owner of six patent families that include several granted U.S. patents and pending U.S. patent applications, as well as granted patents and pending patent applications in numerous foreign jurisdictions, relating to compositions of matter and pharmaceutical compositions of CT1812, analogs of CT1812, and the use of CT1812 for the treatment in certain diseases, disorders and conditions including AD, GA secondary to dry AMD, PD, and synucleinopathies.

The first of these patent families is directed to compositions of matter of CT1812, pharmaceutical compositions of CT1812, methods of using CT1812 for inhibiting amyloid beta effects on a neuronal cell, and methods of using CT1812 to treat AD, and we are the exclusive owner of this patent family in the United States and certain foreign jurisdictions, including Australia, Brazil, Canada, China, the European Union, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and South Africa. As of March 1, 2023, this patent family includes granted patents claiming composition of matter of CT1812, pharmaceutical compositions of CT1812, methods of using CT1812 for inhibiting amyloid beta effects on a neuronal cell, and methods of using CT1812 to treat AD in the United States (three patents), Australia, Brazil, China, the European Union, Hong Kong, India, Israel, Japan, New Zealand, Mexico, South Korea, Russia and South Africa. This patent family also includes a pending U.S. patent application and pending application in certain foreign jurisdictions including Canada, India, the European Union and Hong Kong. This patent family has a natural expiration date in 2035 subject to any adjustment or extension of patent term that may be available in in a particular jurisdiction such as PTE following approval of the New Drug Application, or NDA, in the United States or extension of patent term via a Supplementary Protection Certificate, or SPC, following EMEA marketing authorization. Upon approval of the NDA for CT1812 in the United States, the patents in this family claiming compositions of matter of CT1812, pharmaceutical compositions of CT1812, and methods of using CT1812 for inhibiting amyloid beta effects on a neuronal cell, and methods of using CT1812 to treat AD will be eligible to be listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. These patents complement the regulatory exclusivity by providing the basis for an additional waiting period prior to the FDA’s approval of an abbreviated new drug application, or ANDA, or 505(b)(2) applicant. If an ANDA or 505(b)(2) applicant were to file its application referencing the NDA for CT1812 before expiration of our composition of matter, pharmaceutical composition, and method of use patents and the applicant asserted that our patents identified on the Orange Book to be invalid or not be infringed, it may be subject to additional waiting periods prior to the FDA’s approval (including a statutory 30-month stay if we sue for infringement, or a shorter period if the patent expires or there are certain settlements or judicial decisions in the patent litigation, starting at the end of the five-year NCE regulatory exclusivity period).

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

We also own four families of pending patent applications directed to methods for selecting subsets of patients with AD for treatment with CT1812, methods of modulating amyloid beta monomer and oligomer levels using CT812, methods of treating GA secondary to dry AMD with CT1812 and methods of treating various neurologic diseases including PD and synucleinopathies with CT1812, as well as a pending provisional application directed to treating certain subsets of AD patients with CT1812. Any of these applications, if issued, will have a natural expiration between

2038 and 2043, subject to any adjustment or extension of patent term that may be available such as PTE following NDA approval in the United States as well as any term limitations based upon earlier expiring patents.

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

Manufacturing Strategy

We oversee and manage third party contract manufacturing organizations to support development and manufacture of product candidates for our clinical trials, and, if we receive marketing approval, we will rely on such manufacturers to meet commercial demand. We expect this strategy will enable us to maintain a more efficient infrastructure, avoiding dependence on our own manufacturing facility and equipment, while simultaneously enabling us to focus our expertise on the clinical development and future commercialization of our products. Currently, we rely on and have agreements with a single third-party contract manufacturer to supply the drug substance for CT1812 and with a single third-party contract manufacturer to manufacture clinical trial supplies of CT1812, and we expect to enter into commercial supply agreements with such manufacturers prior to any potential approval of CT1812. We continue to develop a commercial route for CT1812 API and to meet all requirements for our planned clinical trials. We plan to transfer the API manufacture to a larger third-party manufacturer to support the commercial launch of the product, if approved. The current API manufacturer is able to supply all of our needs for the planned clinical studies.

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

Employees and Human Capital Resources

As of March 1, 2023, we had 25 employees, 22 of whom were full-time and 19 of whom were engaged in research and development activities. Seven of our employees hold Ph.D. or M.D. degrees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

We are dedicated to conducting business with the highest standards of corporate responsibility. Our goal is to build a culture of diverse and passionate people striving to positively impact patients, our communities, and broader society. Our human capital resource priorities include attracting, recruiting, retaining, incentivizing and integrating our existing and new employees. We believe that a diverse, equitable, and inclusive workplace allows our company to best fulfill our mission. We are committed to continuing our efforts to increase diversity throughout our company and foster an inclusive work environment that supports our employees and the communities we serve.

The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. During 2022, the Company has taken proactive steps to enhance and improve our policies related to employee welfare and engagement.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies, and formulation studies in accordance with FDA’s good laboratory requirements and other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, or ethics committee, either centralized or with respect to each clinical site, before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, requirements to establish the safety and efficacy of the proposed drug for its intended use;
●	submission to the FDA of an NDA after completion of all pivotal trials;
●	determination by the FDA within 60 days of its receipt of an NDA to accept the filing for substantive review;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMP, requirements to ensure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, and purity, and of selected clinical investigation sites to assess compliance with GCPs;
●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States;
●	compliance with any post-approval requirements, including potential requirements to conduct any post-approval studies required by the FDA or the potential requirement to implement a risk evaluation and mitigation strategy, or REMS; and
●	compliance with the Pediatric Research Equity Act, or PREA, which requires either exemption from the requirements or may require conducting clinical research in a pediatric population.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial or drug candidate. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the clinical trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, or DSMB, which may review data and endpoints at designated check points, make recommendations and/or halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the registration of ongoing clinical studies and posting of clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

Phase One:   The product candidate is initially introduced into a limited number of healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing;

Phase Two:   The product candidate is administered to a limited patient population with the target disease or condition to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning Phase 3 trials;

Phase Three:   The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk relative to potential benefit and generate the data used by FDA and other regulatory agencies to evaluate suitability for marketing authorization.

Post-approval clinical trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Sponsor may voluntarily pause or stop a clinical trial, or the FDA may place a trial on full or partial clinical hold at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk or concerns related to chemistry, manufacturing and controls. A clinical hold is an order issued by the FDA to delay or suspend an investigation Following the issuance of a clinical hold or a partial clinical hold, a clinical trial may only proceed after FDA has notified the sponsor that any deficiencies have been corrected and FDA is authorizing the trial to proceed. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients. Finally, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a clinical trial may move forward at designated check points based on access to certain data from the clinical trial.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested by the sponsor. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 clinical trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

NDA Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development nonclinical and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product candidate. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for product candidates designated as orphan drugs, unless the product also includes a non-orphan indication.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with and approved drug and to enable patients to have continued access to such drug by managing their safe use. It could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may offer conditional approval subject to, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission to and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs. As with new NDAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

Expedited Development and Review Programs

The FDA has a Fast Track designation program that is intended to expedite or facilitate the process for reviewing new drug candidates that meet certain criteria. Specifically, new drug candidates are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the drug candidate and the specific indication for which it is being studied. The sponsor of a fast track designated product has opportunities for more frequent interactions with the applicable FDA review team during product development. With regard to a fast track designated product, the FDA may also consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any drug candidate submitted to the FDA for approval, including a drug candidate with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A drug candidate is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis, or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug candidate designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a drug candidate may be eligible for accelerated approval. Drug candidates intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the drug candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA generally requires that the sponsor perform adequate and well-controlled post-marketing confirmatory clinical trials which must be conducted with due diligence to verify and describe the predicted clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA may require, as appropriate, that such confirmatory trials be underway prior to approval or within a specific time period after the date accelerated approval is granted. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct the required confirmatory trials or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive Breakthrough Therapy designation. A sponsor may seek FDA designation of a product candidate as a “Breakthrough Therapy” if the drug candidate is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a drug candidate is designated as Breakthrough Therapy, the FDA will work to expedite the development and review of such drug candidate.

Fast Track designation, priority review, accelerated approval, and Breakthrough Therapy designation do not change the standards for approval, but may expedite the development, review or approval process. Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our drug candidates as appropriate.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record- keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters, untitled letters, Form 483s;
●	clinical holds on post-approval or Phase 4 clinical studies, if applicable;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs; and
●	mandated modification of promotional materials and labeling and the issuance of corrective information.

Under PREA, an NDA must contain data to assess the safety and efficacy of the applicant product for indications in applicable pediatric populations. It must also contain information to support dose administration for pediatric populations where the drug may be utilized. FDA has the ability to grant complete waivers, partial waivers, or deferrals for compliance with PREA. PREA requirements may be waived for applications for approval of drug candidates intended to treat, mitigate, prevent, diagnose or cure diseases and other conditions that do not occur in pediatric populations. Generally PREA does not apply for drug candidates which have obtained an orphan designation, unless otherwise regulated by the FDA. Despite this, separate PREA compliance or waivers may still be required for each product indication. Although noncompliance with PREA will generally not be considered for withdrawal of an approval it may be considered by the FDA as the sole basis for enforcement action such as injunction or seizure as non-compliance and may render the drug misbranded.

The FDA closely regulates the marketing, labeling, advertising, and promotion of drug products. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off- label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

Patent Term Restoration and Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission and approval of certain marketing applications for products containing the same active ingredient. The FDCA provides a five- year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. The FDCA also permits patent term restoration of up to five years as compensation for a patent term lost during product development and FDA regulatory review process to the first applicant to obtain approval of an NDA for an NCE in the United States. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. During the NCE exclusivity period, the FDA may not approve or even accept for review an ANDA or an NDA submitted under Section 505(b)(2), or a (505(b)(2) NDA), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed in the Orange Book, with the FDA by the innovator NDA holder. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. These products may be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. Any competitor who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must make patent certifications to the FDA that (1) no patent information on the drug or method of use that is the subject of the application has been submitted to the FDA; (2) the patent has expired; (3) the date on which the patent has expired and approval will not be sought until after the patent expiration; or (4) the patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired. If the ANDA or 505(b)(2) NDA applicant has provided a paragraph IV certification the applicant must send notice of the paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation. If the drug has NCE exclusivity and the ANDA is submitted four years after approval, the 30-month stay is extended so that it expires 7 1∕2 years after approval of the innovator drug, unless the patent expires or there is a decision in the infringement case that is favorable to the ANDA applicant before then.

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

Other Healthcare Laws

Our activities are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil False Claims Act, and laws and regulations pertaining to limitations on and reporting of healthcare provider payments (physician sunshine laws). These laws and regulations are interpreted and enforced by various federal, state and local authorities including CMS, the Office of Inspector General for the U.S. Department of Health and Human Services, the U.S. Department of Justice, individual U.S. Attorney offices within the Department of Justice, and state and local governments. These laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the U.S. civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government;
●	U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s

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

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or the FCPA, generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our industry is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. Violations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Enforcement actions may be brought by the Department of Justice or the SEC, and recent enacted legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims such as those under the FCPA from five years to ten years.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance, and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufacturers to provide scientific details, information on cost-effectiveness, and clinical support for the use of a product to each payor separately. This can be a time- consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. The Inflation Reduction Act of 2022 also caps Medicare beneficiaries’ annual out-of-pocket drug expenses. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. Additional drug pricing proposals could appear in future federal legislation.

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

Healthcare Reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription products. In recent years, Congress has considered reductions in Medicare reimbursement levels for products administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some products. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.

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

Other legislative changes have been proposed and adopted since the passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent legislation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. As of July 2, 2022, the 2% sequester reduction resumed. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Further changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Corporate Information

We were incorporated under the laws of the State of Delaware on August 21, 2007. Our principal corporate office is located at 2500 Westchester Avenue Purchase, NY 10577, and our telephone number is (412) 481- 2210. Our website address is www.cogrx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $21.4 million and $11.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $115.4 million. Our clinical trials have been funded by approximately $171.0 million in cumulative nondilutive grants, awarded primarily by the National Institute of Aging, or NIA, a division of the National Institutes of Health. On October 13, 2021, we completed our initial public offering, or IPO, whereby we received net proceeds of $37.9 million. On November 12, 2021, we received an additional $6.3 million in net proceeds resulting from the exercise of the overallotment option held by the underwriters in our IPO. On November 15, 2022, we completed a follow-on public offering whereby we received net proceeds of $5.2 million. We have no products approved for commercialization and have never generated any revenue from product sales.

We have devoted substantially all of our financial resources and efforts to the development of our product candidates, including conducting preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially for the foreseeable future as we:

●	conduct our ongoing and planned clinical trials of CT1812, as well as initiate and complete additional clinical trials;
●	pursue regulatory approval of CT1812 for the treatment of mild-to-moderate Alzheimer’s disease, or AD, dry age-related macular degeneration, or GA secondary to dry AMD, and Parkinson’s disease, or PD, and dementia with Lewy bodies, or DLB, and other age-related degenerative diseases and disorders of the central nervous system, or CNS, and retina;
●	seek to discover and develop additional clinical and preclinical product candidates from libraries generated using Novel Improved Conditioned Extraction, or NICE, screening platform, as well as other molecule generating and screening strategies;
●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, manufacturing and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
●	incur additional legal, accounting and other expenses in operating as a public company;
●	scale up our clinical and regulatory capabilities; and

●	establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including CT1812.

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

Because of the numerous risks and uncertainties associated with therapeutic development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA to perform studies in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of our candidates or any future therapeutic candidates, our expenses could increase beyond our current expectations and revenue could be further delayed.

Even if we or any future collaborators do generate sales, we may never achieve, sustain or increase profitability on a quarterly or annual basis. Our failure to sustain profitability would depress the market price of our stock and could impair our ability to raise capital, expand our business, diversify our therapeutic offerings or continue our operations. If we continue to suffer losses, investors may not receive any return on their investment and may lose their entire investment.

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

We commenced operations in 2007, and our operations to date have been largely focused on developing our clinical and preclinical product candidates and our NICE screening platform. To date, we have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

Our operations have required substantial amounts of capital since inception, and we expect our expenses to increase significantly in the foreseeable future. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we complete our ongoing clinical trials of our product candidates, initiate future clinical trials of our product candidates, seek marketing approval for CT1812 for the treatment of age-related degenerative diseases and disorders of the CNS and retina, such as AD, GA secondary to dry AMD, PD and DLB, and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for the foreseeable future, if at all. If we obtain marketing approval for CT1812 or any other product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company.

As of December 31, 2022, we had $41.6 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents and income from our non-dilutive grants will be sufficient for us to fund our operating expenses and capital expenditures requirements into the second half of 2024. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, progress, costs and results of our ongoing and planned clinical trials of CT1812, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to supply chain disruptions or other delays;
●	the scope, progress, costs and results of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
●	the extent to which we develop, in-license or acquire other product candidates and technologies;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance them through preclinical and clinical development;
●	the availability, timing and receipt of any future non-dilutive grants from the NIA, or NIA Grants;
●	the number and development requirements of other product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to establish collaborations to commercialize CT1812 or any of our other product candidates outside the United States;
●	macroeconomic factors such as inflationary pressures, rising interest rates, liquidity constraints, failures and instability in U.S. and international financial banking systems, supply disruptions due to political unrest, conflict and war or other factors, and pandemics such as the COVID-19 pandemic;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the additional costs we may incur as a result of operating as a public company, including our efforts to enhance operational systems and hire additional personnel, including enhanced internal controls over financial reporting.

We believe our existing cash and cash equivalents and income from our non-dilutive grants will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of C1812 and our product candidates. If we receive regulatory approval for any of these product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by recent volatility in the equity markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

The economic environment may make it difficult to raise capital on acceptable terms or at all.

Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the continued challenging capital markets environment, lower prices for many securities and concerns about potential recessionary factors may affect our ability to raise additional funding through sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our product candidates or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, liquidity constraints, failures and instability in U.S and international financial banking systems, geopolitical tensions resulting from the ongoing war between Ukraine and Russia, heightened or fluctuating inflation and interest rates and the related impact on U.S. and global economies or other economic or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.

We cannot guarantee that future financing will be available in sufficient amounts, or on commercially reasonable terms, or at all. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our stock to decline. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to our product candidates or any future therapeutics candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

To date, we have partially relied on non-dilutive grants to cover certain of our capital requirements for our clinical trials, and we may fail to continue to receive non-dilutive funding.

To date, we have partially relied on the availability of NIA Grants. Although we have applied for and currently anticipate receiving additional NIA Grants, we cannot be certain that our grant applications will be successful, that additional NIA Grants will be made available to support our clinical trials or that we will continue to satisfy the award criteria of prior NIA Grants that have already been awarded to us. If we fail to continue to receive NIA Grants, our ability to continue our clinical programs for CT1812 may be impaired and delayed, and we may otherwise need to seek additional financing through dilutive methods, such as through equity or debt financings. Such dilutive financings could have an adverse effect on the price of our common stock.

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

We are currently focused on developing product candidates to address age-related degenerative diseases and disorders of the CNS and retina. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between aggressively advancing our lead product candidate, CT1812, in identified indications and exploring additional indications or mechanisms as well as developing future product candidates. However, due to the significant resources required for the development of our product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue from time to time and the amount of time and resources to allocate to each such product candidate.

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

The clinical and commercial success of CT1812 and any future product candidates that we may develop or acquire will depend on a number of factors, including the following:

●	our ability to raise any additional required capital on acceptable terms, or at all;

●	our ability to complete an investigational new drug application, or IND, enabling studies and successfully submit INDs or comparable applications;

●	timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

●	delays or difficulties in enrolling and retaining patients in our clinical trials;

●	whether we are required by the U.S. Food and Drug Administration, or FDA, or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates, if approved;

●	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

●	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates;

●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future approved products, if any;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our product candidates or any future product candidates or approved products, if any;

●	the ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of our product candidates or any future product candidates remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMPs;

●	the convenience of our treatment or dosing regimen;

●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●	acceptance by physicians, payors and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;

●	the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or any future product candidates, if approved;

●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;

●	supply chain disruptions, which may result in clinical site closures, delays to patient enrollment or changes to trial protocols;

●	our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;
●	patient demand for our product candidates, if approved, including patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
●	our ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates; and
●	our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

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

A key element of our strategy is to build and expand our pipeline of product candidates, including by developing CT1812 for the treatment of GA secondary to dry AMD and age-related degenerative diseases and disorders of the CNS beyond indications in AD, and by identifying other product candidates from libraries created using our NICE platform as well as new molecule and screening strategies. In addition, we may in-license or acquire additional product candidates for other diseases. We may not be able to identify or develop additional product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development. For example, our research methodology may be unsuccessful in identifying potential drug candidates or those we identify may be shown to have harmful side effects or other characteristics that make them unmarketable or unlikely to receive regulatory approval. We have devoted significant resources to discovery efforts through our proprietary NICE platform, and we cannot guarantee that we will be successful in identifying additional potential drug candidates, or that we will be able to successfully identify and in-license new and valuable product candidates from other parties.

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

Clinical trials are expensive and can take many years to complete, and the outcome is inherently uncertain. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage and our future clinical trials may not be successful. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	supply chain disruptions, which may result in clinical site closures, delays to patient enrollment or changes to trial protocols;

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;

●	delays in obtaining, or failure to obtain, regulatory authorization to commence a trial;

●	imposition of a temporary or permanent clinical hold by the FDA or comparable foreign regulatory authorities;

●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	identifying, recruiting and training suitable clinical investigators;

●	obtaining institutional review board, or IRB, approval at each trial site;

●	new safety findings that present unreasonable risk to clinical trial participants;

●	a negative finding from an inspection of our clinical trial operations or study sites;

●	recruiting an adequate number of suitable patients to participate in a trial;

●	having subjects complete a trial or return for post-treatment follow-up;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	addressing subject safety concerns that arise during the course of a trial;

●	adding a sufficient number of clinical trial sites; or

●	obtaining sufficient supply of product candidates for use in preclinical studies or clinical trials from third-party suppliers.

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

We may not be able to initiate or continue clinical trials on a timely basis or at all for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in the trials as required by applicable regulations or as needed to provide appropriate statistical power for a given trial. The timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating; the severity and difficulty of diagnosing the disease under investigation;

●	the patient eligibility and exclusion criteria defined in the protocol;

●	the size of the patient population required for analysis of the trial’s primary endpoints;

●	the proximity of patients to trial sites;

●	competition with other companies for clinical trial sites or patients;

●	the design of the trial;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	the existing body of safety and efficacy data with respect to the study drug and safety concerns;

●	patient referral practices of physicians;

●	risk that enrolled subjects will drop out before completion of the trial, including as a result of contracting health conditions;

●	ability to monitor patients adequately during and after treatment;

●	availability and efficacy of approved medications or therapies, or other clinical trials, for the disease or condition under investigation;

●	our ability to obtain and maintain patient consents.

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

Adverse events or other undesirable side effects caused by our product candidates or related to procedures conducted as part of the clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted or the data safety monitoring board, or DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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

Additionally, some of our past clinical trials have utilized an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates when studied in a controlled environment with a placebo or active control.

For all of the foregoing reasons, we cannot be certain that any of our ongoing and planned preclinical studies or clinical trials will be successful or acceptable to the FDA or other regulatory authorities.

Interim “top-line” and preliminary data from studies or trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim “top-line” or preliminary data from preclinical studies or clinical trials. Interim data are subject to the risk that one or more of the outcomes may materially change as more data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data when we publish such data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business, financial condition, results of operations and prospects.

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

Efforts by biopharmaceutical and pharmaceutical companies in treating AD have seen limited success in drug development. Only two disease-modifying therapeutic option has been approved by the FDA. Specifically, Biogen’s Aduhelm received accelerated approval on June 7, 2021 and the FDA granted accelerated approval to Eisai’s Leqembi on January 6, 2023. Aduhelm and Leqembi are monoclonal antibodies administered via infusion reported to reduce Aβ plaques and protofibrils. We cannot be certain that our oral, small-molecule approach will lead to the development of approvable or marketable products. With the exception of Aduhelm and Leqembi, the only drugs approved by the FDA to treat patients with AD address the symptoms of the disease. As a result, the FDA has a limited set of products to rely on in evaluating CT1812. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of CT1812 for the treatment of AD.

We have never conducted pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the European Medicines Agency, or EMA, or other regulatory agencies to market CT1812 or any future product candidate. Carrying out pivotal clinical trials is a complicated process that requires significant financial resources. As an organization, we have not previously conducted any later stage or pivotal clinical trials. In order to do so, we will need to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of CT1812 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates, if approved.

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

The FDA granted CT1812 Fast Track designation in October 2017 for the treatment of mild-to- moderate AD, and, in the future, we may seek Fast Track designation for other of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Fast Track designation may not result in a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many small molecule product candidates that have received Fast Track designation have failed to obtain marketing approval.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We have conducted, and in the future plan to conduct, clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We have conducted clinical trials of our product candidates outside the United States, and plan to continue to do so in the future. For example, we initially conducted our Phase 1b SNAP clinical trial of CT1812 in collaboration with the Karolinska Institute in Sweden. In addition, the Phase 1 single and multiple ascending dose studies of CT1812 in healthy volunteers (COG0101) as well as the first-in-patient study (COG0102) were conducted in Australia. We have opened additional clinical trial site in the Netherlands and are opening sites in the Czech Republic and Spain for our SHINE study. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, any comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless:

●	the data are applicable to the U.S. population and U.S. medical practice;

●	the trials were performed by clinical investigators of recognized competence, or GCP, requirements; and

●	the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

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

Although a substantial amount of our effort will focus on the continued development and potential approval of our current product candidates, a key element of our strategy is to identify, develop and commercialize a portfolio of products that help restore normal cellular damage responses in age-related degenerative diseases and disorders of the CNS and retina. A component of our strategy is to evaluate our product candidates in multiple indications based, in part, on our evaluation of certain biomarkers in a disease area. For example, we intend to evaluate CT1812 and other product candidates discovered through our NICE platform in other diseases beyond indications in AD, such as GA secondary to dry AMD, and synucleinopathies, including PD and DLB. However, we may find that while we have seen promising results in one neurodegenerative disease, that effect is not replicated across other indications with promising similarities. Even if we successfully identify additional product candidates, we may still fail to yield additional product candidates for development and commercialization for many reasons, including the following:

●	the research methodology used may not be successful in identifying potential product candidates;

●	we may be unable to identify viable product candidates through our NICE platform and other molecule generating and screening strategies;

●	competitors may develop alternatives that render our additional product candidates obsolete;

●	additional product candidates we develop may be covered by third parties’ patents or other exclusive rights;

●	an additional product candidate may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

●	an additional product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

●	an additional product candidate may not be accepted as safe and effective by physicians and patients.

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

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market CT1812 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities for CT1812 and may not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory approvals for CT1812, we will not be able to commercialize CT1812 in AD, GA secondary to dry AMD, PD and DLB or other age-related degenerative diseases and disorders of the CNS and retina, and our financial position will be materially adversely affected and we may not be able to generate sufficient revenue to continue our business.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of March 1, 2023, we had 22 full-time and 3 part-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize CT1812, our lead product candidate, or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth and we expect will lead to increasing costs. Our need to effectively execute our growth strategy requires that we:

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

Competition for qualified personnel in the biopharmaceutical field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and if we initiate commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth or raise funds to support our growth could delay the execution of our business plans or disrupt our operations. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access confidential information also increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. We may face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who work on a hybrid basis, at home and in the office. This may create additional opportunities for cybercriminals to exploit vulnerabilities. The costs to us to investigate, mitigate and remediate security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant.

In November 2021 we were the subject of a phishing scheme involving a fraudulent email and wire instructions, resulting in the loss of approximately $0.5 million in corporate funds. We took immediate action to contain and eradicate the security breach, including the implementation of control enhancements in an effort to prevent a similar situation from occurring again. We also subsequently submitted a claim for the loss under our cyber-security insurance policy whereby we received net proceeds of $0.5 million. We believe this was an isolated event and do not believe our technology systems have been compromised. While we have not experienced any other losses relating to cyber-attacks or other information security breaches such as the one that occurred in November 2021, there can be no assurance that we will ever recover the funds lost or that we will not suffer additional losses in the future.

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

We are subject to or affected by federal, state and foreign data protection laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, or HITECH, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, which govern the collection, use, disclosure and protection of health-related and other personal information, may apply to our operations and the operations of any future collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH, and other privacy and data security laws. Depending on the facts and circumstances, we could be subject to significant administrative, civil and criminal penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Further, various states have implemented similar privacy laws and regulations. For example, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA went into effect on January 1, 2020 and grants the California Attorney General the power to bring enforcement actions for violations beginning July 1, 2020. The CCPA has been amended from time to time, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and as a result may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

Foreign data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, may also apply to health-related and other personal information data subjects in the European Union or the United Kingdom. The GDPR went into effect on May 25, 2018. Companies that must comply with the GDPR face increased compliance obligations and risk, including robust regulatory enforcement of data protection requirements as well as potential fines for noncompliance of up to €20 million or 4% of annual global revenue of the noncompliance company, whichever is greater. The GDPR imposes numerous requirements for the collection, use, storage and disclosure of personal information of European Union or United Kingdom data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal information, and honoring and providing for the rights of European Union or United Kingdom individuals in relation to their personal information, including the right to access, correct and delete their data.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. The standards that the U.S. Patent and Trademark Office, or USPTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension, or PTE, under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time-period or the scope of patent protection afforded could be less than we request. Even if we are able to obtain an extension, the patent term may still expire before or shortly after we receive FDA marketing approval.

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

Our commercial success will largely depend on our ability to obtain market exclusivity in the United States and other countries with respect to our drug candidates and their target indications. Depending upon the timing, duration and specifics of FDA marketing approval of our drug candidates, certain of our product candidates may be eligible for marketing exclusivity. The Food, Drug and Cosmetic Act, or FDCA, provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. If market exclusivity is granted for an NCE, during the exclusivity period, the FDA may not accept for review or approve an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed in the Orange Book, with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages, dosage forms or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and prohibits the FDA from approving an ANDA or a 505(b)(2) NDA submitted by another company with overlapping conditions associated with the new clinical investigations for the three-year period. Clinical investigation exclusivity does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of an NDA for the same drug. However, an applicant submitting an NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

If one of our product candidates is approved by the FDA, one or more third parties may challenge the current patents, or patents that may issue in the future, within our portfolio which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non- infringement. For example, if a third party files an application under Section 505(b)(2) or an ANDA for a generic drug containing any of our product candidates, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party’s ANDA will not be subject to the 30-month stay of FDA approval.

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

Competitors may infringe or otherwise violate our patents or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court. Further, even if we prevail against an infringer in U.S. district court, there is always the risk that the infringer will file an appeal and the district court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of written description or statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post- grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates.

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

Because we expect to rely on third parties to manufacture our product candidates and expect to continue to collaborate with third parties on the development of our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Further, adequate remedies may not exist in the event of unauthorized use or disclosure. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may harm our business and results of operations.

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

Once granted, patents may remain open to invalidity challenges including opposition, interference, re- examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether.

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

We expect to initially seek approval for CT1812 for AD, GA secondary to dry AMD, PD and DLB and other age-related degenerative diseases and disorders of the CNS and retina. Our estimates of market potential have been derived from a variety of sources, including scientific literature, patient foundations and market research and may prove to be incorrect. Even if we obtain significant market share for CT1812 after FDA approval, the potential target populations may be too small to consistently generate revenue, and we may never achieve profitability without obtaining marketing approval for additional indications.

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

We do not currently have nor do we plan to build or acquire the infrastructure or capability internally to manufacture supplies of our product candidates or the materials necessary to produce our product candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our product candidates on a preclinical, clinical or commercial scale. The facilities used by our contract manufacturers to manufacture our product candidates are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not control the manufacturing processes of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture of our product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds these facilities inadequate for the manufacture of our product candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which we may not be able to do on reasonable terms, if at all,, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

We have not yet engaged any manufacturers for the commercial supply of our product candidates. Although we intend to enter into such agreements prior to commercial launch of any of our product candidates, if approved, we may be unable to enter into any such agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business. Moreover, if there is a disruption to one or more of our third-party manufacturers’ or suppliers’ relevant operations, or if we are unable to enter into arrangements for the commercial supply of our product candidates, if approved, we will have no other means of producing our product candidates until they restore the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our preclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.

In addition, to manufacture our product candidates in the quantities we believe would be required to meet anticipated market demand, our third-party manufacturers would likely need to increase manufacturing capacity and we may need to secure alternative sources of commercial supply, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial- scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all. If our manufacturers or we are unable to purchase the raw materials necessary for the manufacture of our product candidates on acceptable terms, at sufficient quality levels or in adequate quantities, if at all, the commercial launch of our product candidates, if approved, would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of such product candidates, if approved.

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process that is more efficient and cost-effective to commercialize our potential products, which may not be successful.

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that our third-party manufacturers will be successful in establishing a larger-scale commercial manufacturing process for our product candidates which achieves our objectives for manufacturing capacity and cost of goods. In addition, there is no assurance that our third-party manufacturers will be able to manufacture our product candidates to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of such products or to meet potential future demand. Our failure to properly or adequately scale up manufacturing for commercial scale would adversely affect our business, results of operations and financial condition.

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

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early- stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of age-related degenerative diseases and disorders, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

The successful commercialization of our product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those drugs and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates, if approved. Even if we obtain coverage for our product candidates, if approved, by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for our product candidates, if approved, or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the cost of the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amounts we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved, and may not be able to obtain a satisfactory financial return on our investment in the development of product candidates.

There is significant uncertainty related to the insurance coverage and reimbursement of newly- approved products. In the United States, third-party payors, and governmental healthcare plans, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other foreign jurisdictions have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amounts that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially- reasonable revenue and profits.

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

We currently do not have a marketing or sales organization. In order to commercialize our product candidates, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If any of our product candidates receive regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of biopharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing our product candidates or any future product candidates, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription products. In recent years, Congress has considered reductions in Medicare reimbursement levels for products administered by physicians. The Centers for Medicare & Medicaid Services, or CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some products. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic products, expanded the 340B program, and revised the definition of average manufacturer price, or AMP, which could increase the amount of Medicaid rebates manufacturers are required to pay to states. The legislation also extended Medicaid rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those products. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. These regulations became effective on April 1, 2016. Since that time, there have been significant ongoing efforts to modify or eliminate the Affordable Care Act. The Tax Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code or the individual mandate.

Other legislative changes have been proposed and adopted since the passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction, or the Joint Select Committee, to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent legislation extended the 2% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. As of July 2, 2022, the 2% sequester reduction resumed. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Inflation Reduction Act of 2022 contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. The Inflation Reduction Act of 2022 could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The effect of Inflation Reduction Act of 2022 on our business and the pharmaceutical industry in general is not yet known.

The Affordable Care Act, or ACA, has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

Further changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an ANDA seeking approval of a generic version of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA, under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the Orange Book. If there are patents listed in the Orange Book for a product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications a paragraph IV certification, challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

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

Our activities are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil False Claims Act, and laws and regulations pertaining to limitations on and reporting of healthcare provider payments (physician sunshine laws). These laws and regulations are interpreted and enforced by various federal, state and local authorities including CMS, the Office of Inspector General for the U.S. Department of Health and Human Services, the U.S. Department of Justice, individual U.S. Attorney offices within the Department of Justice, and state and local governments. These laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the U.S. False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government;

●	HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities;

●	the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; beginning in 2022, applicable manufacturers are required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;

●	the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office and foreign political parties or officials thereof; and

●	similar data protection and healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal data, including the GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union and European Economic Area (including with regard to health data).

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations. We are unable to predict whether such changes will occur and, if so, the ultimate impact on our business.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti- money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Risks Related to Our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In particular, the trading prices for biopharmaceutical companies have been highly volatile as a result of supply chain disruptions and the COVID-19 pandemic. These factors include those discussed in this “Risk Factors” section and others such as:

●	the commencement, enrollment, or results of our current and future preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;

●	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	regulatory developments in the United States and foreign countries;

●	changes in the structure of healthcare payment systems, especially in light of current reforms to the United States healthcare system;

●	the success or failure of our efforts to acquire, license, or develop additional product candidates;

●	innovations or new products developed by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	manufacturing, supply or distribution delays or shortages;

●	any changes to our relationship with manufacturers, suppliers, licensors, future collaborators, or other strategic partners;

●	achievement of expected product sales and profitability;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;

●	trading volume of our common stock;

●	an inability to obtain additional funding;

●	sales of our stock by insiders and stockholders;

●	additions or departures of key personnel;

●	intellectual property, product liability, or other litigation against us; and

●	general economic, industry and market conditions, including with respect to the financial markets in the United States and worldwide resulting from inflation, the ongoing COVID-19 pandemic and the conflict between Russia and Ukraine.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Because we expect our expenses to increase significantly in the foreseeable future and because, based on our current business plans, we believe that our cash, cash equivalents and non-dilutive grant funding, will be sufficient for us to fund our operating and capital expenditures into the second half of 2024. As a result, we may from time to time issue additional shares of common stock or other securities to raise capital. These issuances may be at a discount from the current trading price of our common stock. Our stockholders would experience dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders will experience additional dilution and, as a result, our stock price may decline.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of March 20, 2023, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially owned approximately 29.8% of our outstanding common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. Sales of significant number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock.

We have also registered or intend to register all shares of our common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be available for sale in the public market subject to vesting arrangements and exercise of options, and restrictions under applicable securities laws. In addition, our directors, executive officers and certain affiliates may in the future establish programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

In December 2022, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants, units and subscription rights or any combination thereof. Concurrently with the filing of such registration statement, we entered into an "at-the-market" offering program, or ATM, which provides for the offering, issuance and sale by us of up shares of our common stock from time to time for aggregate gross proceeds of up to $40 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act of 1933, as amended. For the period ended December 31, 2022, we have sold and issued no shares of common stock pursuant to the ATM. In addition, in March 2023, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, providing for the sale of up to $35.0 million worth of shares of our common stock. Any additional sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

We are also authorized to grant stock options and other equity-based awards to our employees, directors and consultants pursuant to our 2021 Equity Incentive Plan. The number of shares available for future grant under the 2021 will automatically increase each year by up to 5% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. Currently, we plan to register any increase in the number of shares available for issuance under the 2021 Plan promptly following the effectiveness of any such increase. If our board of directors elects to increase the number of shares available for future grant under the 2021 Plan, our stockholders may experience additional dilution, and our stock price may fall.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2022, we had federal net operating loss, or NOL, carryforwards of approximately $36.3 million and state NOL carryforwards of approximately $12.2 million available to offset future taxable income. Of the federal NOL carryforwards, $17.9 million begin to expire in 2033, and $18.3 million can be carried forward indefinitely. State NOL carryforwards will begin to expire in 2027. As of December 31, 2022, we had a foreign NOL carryforward of $0.3 million in Australia that can be carried forward indefinitely. As of December 31, 2022, we also had $1.7 million of federal research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2027, if not utilized. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Code. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points. Similar provisions under state tax law may also apply. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

Additionally, under the Tax Cuts and Jobs Act, or the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOL carryforwards arising in tax years beginning after December 31, 2021 are limited to 80% of taxable income. Under the TCJA, federal NOL carryforwards arising in tax years beginning after December 31, 2017 may be carried forward indefinitely. Under the CARES Act, federal NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss and temporarily suspends the 80% limitation mentioned above for this period. The changes in the carryforward and carryback periods as well as the limitation on use of NOL carryforwards may significantly impact our ability to use NOL carryforwards, particularly for tax years beginning after December 31, 2022, as well as the timing of any such use, and could adversely affect our results of operations.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our third amended and restated certificate of incorporation and amended and restated bylaws each contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy, however occurring, including by an expansion of the board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

●	the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;

●	the required approval of at least 66 2∕3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law, or the DGCL. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Our third amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our third amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our third amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware.

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

General Risk Factors

Unfavorable global economic or political conditions has in the past and could in the future adversely affect our business, financial condition or results of operations.

Our business is susceptible to general conditions in the global economy and in the global financial markets. Further, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the U.S. and China or the conflict between Russia and Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia, also has in the past and could in the future lead to disruption, instability and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. A severe or prolonged economic downturn, including rises in interest rates, liquidity constraints, failures and instability in U.S. and international financial banking systems, inflation, recession or depression, or political disruption has and could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Key national economies, including the United States, have been affected from time to time by economic downturns or recessions, supply chain constraints, heightened and fluctuating inflation and interest rates, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. In particular, in relation to uncertainty around inflation and the U.S. Federal Reserve’s measures to slow inflation, the stock market has been exceptionally volatile. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

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

We are subject to Section 404 and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are deemed to be a large accelerated filer or an accelerated filer, we will be required to include an attestation report on internal control over financial reporting.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Purchase, New York where we currently occupy 2,864 square feet of office space under a lease that expires in May of 2029. We lease approximately 6,686 square feet of laboratory and office space located in Pittsburgh, Pennsylvania under leases that expire in June of 2026. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Holders

As of March 20, 2023, there were approximately 29,262,587 shares of our common stock outstanding held by approximately 256 holders of record. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2022.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not purchase any of our registered equity securities during the fiscal year ended December 31, 2022.

Use of Proceeds

On October 13, 2021, we completed our IPO. Our registration statements on Form S-1 (File Nos. 333-257999 and 333-260128), each relating to the IPO were declared effective by the SEC on October 7, 2021. We issued 3,768,116 shares of our common stock at a price of $12.00 per share for aggregate net cash proceeds of $37.9 million, after deducting underwriting discounts and commissions and other offering related costs.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated October 7, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A, Risk factors, in this Annual Report on Form 10-K.

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

Since our inception in 2007, we have incurred significant operating losses and devoted substantially all of our time and resources to developing our lead product candidate, CT1812, building our intellectual property portfolio, raising capital and recruiting management and technical staff to support these operations. As of December 31, 2022, we had an accumulated deficit of $115.4 million. We incurred net losses of $21.4 million and $11.7 million for the years ended December 31, 2022 and 2021, respectively.

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging, or NIA, a division of the National Institutes of Health, or NIH, and proceeds from our initial public offering, or IPO, completed in October 2021, proceeds from our follow-on public offering in November 2022, and the sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity, or SAFE, and stock option exercises. Since our inception, we have received approximately $171.0 million in cumulative grant awards to fund our clinical trials, primarily from the NIA, and we have raised approximately $108.8 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, our IPO and follow-on public offering. As of December 31, 2022, we had cash and cash equivalents of $41.6 million.

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

On November 15, 2022, we completed our follow-on public offering, pursuant to which we issued and sold 5,000,000 shares of our common stock at a public offering price of $1.20 per share. In connection with the follow-on public offering, we received net proceeds of approximately $5.2 million, after deducting underwriting discounts and commissions and other offering related expenses.

On December 23, 2022, we entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc., or the Sales Agents, providing for the offering, issuance and sale by us of up to $40 million of our common stock from time to time in “at-the-market” offerings (the “ATM”). For the year ended December 31, 2022, we have not sold any shares of common stock under the ATM.

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

We expect that our general and administrative expenses will increase for the foreseeable future as we increase our headcount to support our continued research activities and development of our programs. Following the completion of our IPO on October 13, 2021, we have incurred, and will continue to incur, substantially increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services.

Other Income (Expense)

Grant Income

Grant income relates to the grants awarded from governmental bodies that are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations, research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of December 31, 2022, the Company has been awarded grants with project periods that extend through May 31, 2026, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203) study of CT1812 in patients with early-stage AD, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201) study of CT1812 in patients with mild to moderate AD, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201) study of CT1812 in patients with dementia with Lewy bodies.

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

Change in fair value of SAFE

Change in fair value of our SAFE consists of fair value adjustments to these instruments based primarily on the changes in the probability of occurrence and estimated timing of future event inputs in the valuation model. Upon the occurrence of our IPO on October 7, 2021, the SAFE was converted into 931,485 shares of our common stock.

Gain on Debt Extinguishment

Gain on debt extinguishment for the year ended December 31, 2021 was the result of the forgiveness of the Paycheck Protection Program loan on January 21, 2021. There was no gain or loss on debt extinguishment for the year ended December 31, 2022.

Interest expense

Interest expense for the year ended December 31, 2022 consisted of interest expense related to the insurance premium financing arrangement with a lender. Interest expense for the year ended December 31, 2021 primarily consisted of interest expense from our convertible notes.

Other income (expense), net

Other income (expense), net consists primarily of research and development tax credits earned in the applicable period, as well as foreign currency transaction gains or losses, and interest income from interest-bearing cash equivalents.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
(in thousands)	2022	2021	Change
Consolidated Statements of Operations Data:
Operating Expenses:
Research and development	$30,324	$18,572	$11,752
General and administrative	13,227	10,026	3,201
Total operating expenses	43,551	28,598	14,953
Loss from operations	(43,551)	(28,598)	(14,953)
Other income (expense):
Grant income	22,217	17,447	4,770
Change in the fair value of the derivative liability	—	2,209	(2,209)
Change in the fair value of SAFE	—	(2,236)	2,236
Other income (expense), net	(35)	(88)	53
Gain on debt extinguishment	—	443	(443)
Interest expense	(28)	(893)	865
Total other income, net	22,154	16,882	5,272
Net Loss	$(21,397)	$(11,716)	$(9,681)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2022	2021	Change
Clinical programs	$15,782	$4,679	$11,103
Personnel	7,481	4,882	2,599
Manufacturing	4,661	7,465	(2,804)
Preclinical programs	2,178	1,426	752
Facilities and other costs	222	120	102
	$30,324	$18,572	$11,752

Research and development expenses were $30.3 million for the year ended December 31, 2022, compared to $18.6 million for the year ended December 31, 2021. The increase of $11.7 million was primarily due to the following:

●	an increase of $11.1 million in clinical programs related to increased Phase 2 trial activity primarily due to increased contract research organization spend; and
●	an increase of $2.6 million in personnel costs associated with expanded research and development activities; and
●	a decrease of $2.8 million in manufacturing expense related to costs incurred with contract manufacturing organizations for production of pre-clinical and future clinical trial materials associated with our most advanced product candidates due to the timing of the manufacturing of the pre-clinical and clinical trial materials; and
●	an increase of $0.9 million in preclinical programs, facilities and other costs primarily due to increased sponsored research spend under grants.

General and Administrative Expenses

General and administrative expenses were $13.2 million for the year ended December 31, 2022, compared to $10.0 million for the year ended December 31, 2021. The increase of $3.2 million was primarily due to:

●	an increase of $1.1 million in Director & Officer liability insurance and other expenses; and
●	an increase of $0.8 million in compensation and employee benefits driven by increased headcount; and
●	an increase of $2.6 million in professional fees driven by increased audit, tax, and legal services; and
●	a decrease of $1.3 million in equity-based compensation from stock option grants.

Other Income (Expense)

Grant Income

Grant income was $22.2 million for the year ended December 31, 2022, compared to $17.4 million for the year ended December 31, 2022. The change in grant income is correlated with the increase in eligible reimbursable costs incurred during 2022 as compared to 2021.

Change in Fair Value of the Derivative Liability

Changes in the fair value derivative liability resulted in a gain of $2.2 million for the year ended December 31, 2021. There was no gain or loss for the year ended December 31, 2022 as the derecognition of the derivative liability occurred in May 2021 upon the conversion of convertible notes into shares of Series B-1 convertible preferred stock.

Change in Fair Value of the SAFE

Changes in the fair value of the SAFE resulted in a loss of $2.2 million for the year ended December 31, 2021. There was no gain or loss for the year ended December 31, 2022 as the derecognition of the SAFE liability occurred when the SAFE converted into shares of our common stock upon the closing of our IPO.

Other Income (Expense), Net

Other income, net was less than $0.1 million for the year ended December 31, 2022, compared to other expense, net of less than $0.1 million for the year ended December 31, 2021. Overall, management believes that the change in other expense was not significant in either period.

Gain on Debt Extinguishment

Gain on debt extinguishment was $0.4 million for the year ended December 31, 2021 as a result of the forgiveness of the Paycheck Protection Program loan on January 21, 2021. There was no gain or loss on debt extinguishment for the year ended December 31, 2022.

Interest Expense

Interest expense was less than $0.1 million for the year ended December 31, 2022, compared to interest expense of $0.9 million for the year ended December 31, 2021. The change of $0.9 million in interest expense was the result of the convertible notes outstanding balance during the year ended December 31, 2021, which were subsequently converted into shares of our Series B-1 convertible preferred stock in May 2021.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFE, stock option exercises, our IPO and our follow-on public offering. Since our inception, we have received grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $108.8 million in net proceeds from sales of our equity securities, convertible notes and SAFE, stock option exercises, our IPO and our follow-on public offering. On March 25, 2021, we completed a SAFE offering with various investors, pursuant to which we received gross proceeds in an aggregate amount equal to $8.9 million. On October 13, 2021, we closed our IPO, selling 3,768,116 shares of our common stock at a public offering price of $12.00 per share. Additionally, on November 12, 2021, the underwriters exercise of their over-allotment option to purchase 565,217 shares of our common stock closed. The net proceeds were approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us, which includes net proceeds of approximately $6.3 million from the exercise of the over-allotment option. On November 15, 2022, we closed our follow-on public offering, selling 5,000,000 shares of our common stock at a public offering price of $1.20 per share. The net proceeds were approximately $5.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On December 23, 2022, we entered into a sales agreement with the Sales Agents, providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in ATM offerings. As of December 31, 2022, we have not sold any shares of common stock under the ATM. In addition, in March 2023, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, giving the Company the right, but not the obligation to sell to Lincoln Park up to $35.0 million worth of shares of our common stock.

As of December 31, 2022, we had $41.6 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that the net proceeds from the IPO and follow-on public offering, together with our existing cash and cash equivalents and income from non-dilutive grants, will be sufficient for us to fund our operating expenses and capital expenditures requirements into the second half of 2024, which assumes no usage from the ATM nor purchase agreement with Lincoln Park. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

Future Funding Requirements

We expect to continue to incur significant and increasing expenses and net losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company. We anticipate that we will need to raise additional funding in the future to fund our operations, including the commercialization of any approved product candidates. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, progress, costs and results of our ongoing and planned clinical trials of CT1812, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other diseases, macroeconomic conditions, global or political instability, such as the ongoing conflict between Ukraine and Russia, inflation, or other delays;
●	the scope, progress, costs and results of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;

●	the extent to which we develop, in-license or acquire other product candidates and technologies;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
●	the availability, timing, and receipt of any future NIA Grants;
●	the number and development requirements of other product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to establish collaborations to commercialize CT1812 or any of our other product candidates outside the United States;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the additional costs we may incur as a result of operating as a public company, including our efforts to enhance operational systems and hire additional personnel, including enhanced internal controls over financial reporting.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or other diseases, the ongoing conflict between Ukraine and Russia, inflation, liquidity constraints, failures and instability in U.S. and international financial banking systems, and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Cash flows used in operating activities	$(18,533)	$(3,631)
Cash flows used in investing activities	(171)	(27)
Cash flows provided by financing activities	5,546	53,201
Effect of exchange rate changes on cash and cash equivalents	(1)	(11)
Net (decrease) increase in cash and cash equivalents	$(13,159)	$49,532

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $18.5 million, which consisted primarily of our net loss of $21.4 million partially offset by net non-cash charges of $3.8 million and a net change of $0.9 million in our operating assets and liabilities. The non-cash charges primarily consisted of depreciation and amortization of less than $0.1 million, amortization of right-of-use assets of $0.2 million, and equity-based compensation of $3.6 million. The net change in our operating assets and liabilities was primarily due to an increase in grant receivables of $1.9 million, an increase in other assets of $1.7 million, a decrease in accounts payable of $1.1 million, partially offset by an increase in deferred grant income and other liabilities of $2.6 million, and a decrease of $0.9 million of prepaid expenses, other current assets, and other receivables.

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

Investing Activities

During the years ended December 31, 2022 and 2021, we used $0.2 and less than $0.1 million of cash, respectively, for investing activities related to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $5.5 million and $53.2 million for the years ended December 31, 2022 and 2021, respectively. The decrease in cash provided by financing activities relates primarily to the IPO of our stock whereby we received net proceeds of $44.2 million and the issuance of SAFEs whereby we received $8.9 million during the year ended December 31, 2021. This is partially offset by proceeds received from the exercise of common stock options in the amount of $1.6 million, as well as proceeds from issuance of common stock in our follow-on public offering in the amount of $5.3 million during the year ended December 31, 2022.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2022 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations:	$209	$443	$242	$126	$1,020
Total:	$209	$443	$242	$126	$1,020

In October 2022, we entered into an insurance premium financing arrangement with a lender. Under the agreement, we financed $0.8 million of certain premiums at a 6.85% annual interest rate. Payments of less than $0.1 million are due monthly from October 2022 through September 2023. As of December 31, 2022, the outstanding principal of the loan was $0.6 million.

We have entered into operating leases for office and laboratory facilities under agreements that run through May 31, 2029. The amounts reflected in the table above consist of the future minimum lease payments under the non-cancelable lease arrangements.

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

See Note 9 to our audited financial statements for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment.

As of December 31, 2022, the total unrecognized compensation expense related to unvested time-based vesting awards was $6.5 million, which is expected to be recognized over weighted-average remaining vesting period of approximately 2.0 years.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report.

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

As of and for the years ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cognition Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cognition Therapeutics, Inc. and Subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

March 23, 2023

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$41,562	$54,721
Grant receivables	3,672	1,799
Prepaid expenses and other current assets	2,413	2,005
Other receivables	—	467
Total current assets	47,647	58,992
Property and equipment, net	233	145
Right-of-use assets, operating leases	813	—
Other assets	1,732	—
Total assets	$50,425	$59,137
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	3,216	4,168
Accrued expenses	2,094	1,751
Deferred grant income, current	1,702	753
Operating lease liabilities, current	149	—
Other current liabilities	634	1,192
Total current liabilities	7,795	7,864
Operating lease liabilities, noncurrent	695	—
Deferred grant income and other liabilities, noncurrent	1,686	—
Total liabilities	10,176	7,864
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2022 and December 31, 2021; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized at December 31, 2022 and December 31, 2021; 28,991,548 and 22,230,032 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	29	22
Additional paid-in capital	155,820	145,453
Accumulated deficit	(115,401)	(94,004)
Accumulated other comprehensive loss	(199)	(198)
Total stockholders’ equity	40,249	51,273
Total liabilities and stockholders’ equity	$50,425	$59,137

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Year Ended
	December 31,
	2022	2021
Operating Expenses:
Research and development	$30,324	$18,572
General and administrative	13,227	10,026
Total operating expenses	43,551	28,598
Loss from operations	(43,551)	(28,598)
Other income (expense):
Grant income	22,217	17,447
Change in the fair value of the derivative liability	—	2,209
Change in the fair value of the Simple Agreements for Future Equity	—	(2,236)
Other income (expense), net	(35)	(88)
Gain on debt extinguishment	—	443
Interest expense	(28)	(893)
Total other income, net	22,154	16,882
Net Loss	(21,397)	(11,716)
Cumulative preferred stock dividends	—	(4,532)
Net loss attributable to common stockholders	$(21,397)	$(16,248)
Unrealized loss on foreign currency translation	(1)	(11)
Total comprehensive loss	$(21,398)	$(11,727)
Net loss per share:
Basic	$(0.91)	$(3.13)
Diluted	$(0.91)	$(3.13)
Weighted average common shares outstanding:
Basic	23,640,199	5,190,883
Diluted	23,640,199	5,190,883

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share amounts)

							Accumulated
	Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit) Equity
Balances as of December 31, 2020	40,524,346	$55,370	538,793	$1	$222	$(68,220)	$(187)	$(68,184)
Issuance of Series B-1 convertible preferred stock upon conversion of debt	10,926,089	29,391	—	—	(397)	(14,068)	—	(14,465)
Conversion of convertible preferred stock into common stock	(51,450,435)	(84,761)	15,906,537	16	84,745	—	—	84,761
Issuance of common stock in initial public offering, net of discounts and issuance costs of $7,783	—	—	4,333,333	4	44,213	—	—	44,217
Conversion of SAFE into common stock	—	—	931,485	1	11,177	—	—	11,178
Exercise of common stock options	—	—	321,686	—	276	—	—	276
Exercise of common stock warrants	—	—	198,198	—	34			34
Equity-based compensation	—	—	—	—	5,183	—	—	5,183
Other comprehensive loss	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	—	(11,716)	—	(11,716)
Balances as of December 31, 2021	—	—	22,230,032	22	145,453	(94,004)	(198)	51,273
Exercise of stock options	—	—	1,761,516	2	1,616	—	—	1,618
Proceeds from follow-on public offering, net of offering costs of $816	—	—	5,000,000	5	5,179	—	—	5,184
Equity-based compensation	—	—	—	—	3,572	—	—	3,572
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(21,397)	—	(21,397)
Balances as of December 31, 2022	—	$—	28,991,548	$29	$155,820	$(115,401)	$(199)	$40,249

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,397)	$(11,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	93
Equity-based compensation	3,572	5,183
Amortization of right-of-use assets	152	—
Amortization of debt issuance costs	—	31
Amortization of debt discount	—	352
Change in the fair value of the derivative liability	—	(2,209)
Change in the fair value of the Simple Agreements for Future Equity	—	2,236
Gain on debt extinguishment	—	(443)
Changes in operating assets and liabilities:
Grant receivables	(1,873)	(1,235)
Prepaid expenses and other assets	430	21
Other receivables	467	121
Other assets	(1,732)	—
Accounts payable	(1,092)	2,165
Accrued expenses	343	1,269
Deferred grant income, current and other liabilities	2,635	501
Operating lease liabilities	(121)	—
Net cash used in operating activities	(18,533)	(3,631)
Cash flows from investing activities:
Payments for property and equipment	(171)	(27)
Net cash used in investing activities	(171)	(27)
Cash flows from financing activities:
Proceeds from Issuance of common stock in follow-on public offering	5,324	—
Proceeds from the exercise of common stock options	1,618	276
Payments on loan payable	(1,396)	(268)
Proceeds from issuance of common stock in initial public offering	—	44,217
Proceeds from issuance of Simple Agreements for Future Equity	—	8,942
Proceeds from exercise of stock warrants	—	34
Net cash provided by financing activities	5,546	53,201
Effect of exchange rate changes on cash and cash equivalents	(1)	(11)
Net (decrease) increase in cash and cash equivalents	(13,159)	49,532
Cash and cash equivalents
Cash and cash equivalents – beginning of period	54,721	5,189
Cash and cash equivalents – end of period	$41,562	$54,721
Supplemental disclosures of non-cash financing activities:
Prepayment of insurance through third-party financing	$838	$1,191
Remeasurement of right-of-use asset and operating lease liability	$349	$—
Deferred offering costs included in Accounts payable	$140	$—
Conversion of convertible preferred stock into common stock in initial public offering	$—	$84,761
Conversion of Simple Agreements for Future Equity into common stock in initial public offering	$—	$11,178

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

On October 13, 2021, the Company closed its initial public offering (“IPO”) of 3,768,116 shares of the Company’s common stock at a public offering price of $12.00 per share. The gross proceeds from the IPO, excluding the overallotment exercise, were $45,217 and the net proceeds were approximately $37,909, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company. Upon completion of the IPO, all of the Company’s then outstanding preferred stock was automatically converted into an aggregate of 15,906,537 shares of common stock and an aggregate amount of $8,942 of simple agreements for future equity (“SAFE”) was automatically converted into an aggregate of 931,485 shares of common stock.

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

On November 15, 2022, the Company closed its follow-on public offering of 5,000,000 shares of the Company’s common stock at a public offering price of $1.20 per share (“November 2022 Offering”). The gross proceeds from the November 2022 Offering were $6,000 and the net proceeds were approximately $5,184, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company. Additionally, the Company granted the underwriters in the November 2022 Offering an option to purchase up to 750,000 additional shares of its common stock at the public offering price, less underwriting discounts and commissions.

On December 23, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-268992) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc., or the Sales Agents, providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”).

The Company held cash and cash equivalents of $41,562 at December 31, 2022. The Company expects that its cash and cash equivalents, including the net proceeds from its IPO and its follow-on public offering, will enable it to fund its operating expenses and capital expenditure requirements through at least the one year period subsequent to the filing date of this Annual Report on Form 10-K. However, additional funding will be necessary to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of grant awards, equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful life of the asset. The Company estimates the useful life to be 5 and 6 years for equipment and furniture and fixtures, respectively. The cost of repairs and maintenance is charged to expense as incurred. Equipment finance leases are included in Property and Equipment, net and other liabilities on the consolidated balance sheet.

The Company reviews the recorded values of property and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. There were no indicators of impairment of long-lived assets during the years ended December 31, 2022 or 2021.

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

Grant income

The Company generates grant income through grants from government and other (non-government) organizations. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the year ended December 31, 2022 and 2021, the Company generated grant income of $22,217 and $17,447, respectively, primarily from reimbursements from the National Institute of Aging, a division of the NIH for aging research. The current and noncurrent portion of deferred grant income as of December 31, 2022 was $1,702 and $1,686, respectively, as compared to the current and noncurrent portion of deferred grant income as of December 31, 2021 of $753 and $0, respectively.

The grants awarded relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIH grants do not contain payback provisions, the NIH or other government agency may review the Company’s performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIH grant. If any of the expenditures are found to be unallowable or allocated improperly or if the Company has otherwise violated terms of such NIH grant, the expenditures may not be reimbursed and/or the Company may be required to repay funds already disbursed. To date, the Company has not been found to have breached the terms of any NIH grant. As of December 31, 2022, the Company has been awarded grants with project periods that extend through May 31, 2026, subject to extension.

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

As a result of the adoption of the new leasing standard, on January 1, 2022, the Company recorded a right-of-use asset of $616 and corresponding current and noncurrent operating lease liabilities of $130 and $486, respectively. The adoption did not have a material impact on the condensed consolidated statement of operations or cash flows. For additional information on the adoption of the new leasing standard, refer to Note 7. The Company will continue to report financial information for fiscal years ended before December 31, 2021 under ASC 840.

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

The Company accounts for uncertainty in income taxes using a recognition threshold of more-likely-than-not to be sustained upon examination by the appropriate taxing authority. Measurement of the uncertainty occurs if the recognition threshold is met. The Company has determined that there were no uncertainties as of December 31, 2022 and 2021 that met the recognition threshold.

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

The carrying value of the Company’s cash and cash equivalents, grants receivable, prepaid expense, other receivables, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short-term maturity of these financial instruments. In addition, the Company records its warrant liability, derivative liability, and SAFE at fair value.

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

Comprehensive Loss

The Company recorded $1 and $11 in other comprehensive loss related to foreign currency translation for the years ended December 31, 2022 and 2021, respectively. The Company presents comprehensive loss in a single statement within its consolidated financial statements.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company adopted ASU No. 2016-02 on January 1, 2022. For additional information on the adoption of the new leasing standards, please refer to the section titled “Leases” above, and Note 7.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for all entities. The Company adopted ASU 2021-04 on January 1, 2022. The adoption of ASU 2021-04 did not have a material impact on the Company’s consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU increases the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The Company adopted ASU 2021-10 on January 1, 2022. The adoption of ASU 2021-10 did not have a material impact on the Company’s consolidated financial statements. For additional information on the Company’s governmental assistance transactions, please refer to the sections titled “Grant Receivables” and “Grant Income” above.

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

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of December 31, 2022
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$37,479	$—	$—	$37,479
Total assets	$37,479	$—	$—	$37,479

	As of December 31, 2021
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$46,687	$—	$—	$46,687
Total assets	$46,687	$—	$—	$46,687

There were no Level 3 financial instruments during the year ended December 31, 2022. The following table sets forth a summary of the changes in fair value of the Level 3 liabilities for the year ended December 31, 2021:

	Year Ended December 31, 2021
		Derivative
	SAFE	Liability	Total
Balance at December 31, 2020	$—	$2,209	$2,209
Fair value recognized upon the issuance of SAFE	8,942	—	8,942
Change in the fair value of the derivative liability	—	(2,209)	(2,209)
Change in the fair value of SAFE	2,236	—	2,236
Fair value recognized upon conversion of SAFE into common stock	(11,178)	—	(11,178)
Balance at December 31, 2021	$—	$—	$—

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

Simple Agreement for Future Equity — On March 25, 2021, the Company entered into SAFE with existing investors, pursuant to which the Company received gross proceeds in an aggregate amount equal to $8,942. The fair value of the SAFE liability is estimated using a fair value model that includes inputs such as: (1) probability of occurrence of future events (such as a change of control or public offering), and (2) discount rate for implied return required by investor. The Company recorded a change in fair value adjustment of $2,236 in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. Upon the occurrence of the Company’s IPO on October 7, 2021, the SAFE converted into 931,485 shares of common stock.

The fair value of the SAFE was determined using a probability weighted expected return method (PWERM), in which the probability and timing of potential future events is considered in order to estimate the fair value of the SAFE as of each valuation date. Management determined the fair value of the SAFE using the following significant unobservable inputs:

	October 7,	March 25,
	2021	2021
	(Conversion)	(Issuance)
Expected term (in years)	—	0.35
Discount upon conversion	20.0%	20.0%
Discount upon implied return	18.9%	18.9%
Probability of IPO occurrence	100.0%	45.0%
Probability of dissolution event occurrence	0.0%	15.0%
Probability of equity financing occurrence	0.0%	37.0%
Probability of change of control occurrence	0.0%	3.0%

In addition, the Company recorded the Series B-1 convertible preferred stock within mezzanine equity at fair value on the date of issuance, May 1, 2021. This non-recurring fair value measure was based on level 3 unobservable inputs.

In April 2020, the Company received a $443 unsecured loan, bearing interest at 1.0%, pursuant to the Paycheck Protection Program (the “PPP”), a program implemented by the U.S. Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (the “PPP Loan”). The PPP provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan and accrued interest are forgivable after eight weeks if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1.0%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP.

On January 21, 2021, the Company received confirmation from the SBA that the PPP Loan had been forgiven in full, including all interest incurred. Accordingly, the Company recognized $443 of income for the debt extinguishment pursuant to ASC 470-50-15-4 for the year ended December 31, 2021.

4. Property and Equipment

Property and equipment, net, consisted of the following:

	As of December 31,
	2022	2021
Equipment	$1,057	$1,014
Furniture and fixtures	129	1
	$1,186	$1,015
Less: Accumulated depreciation	(953)	(870)
Property and equipment, net	$233	$145

Depreciation expense for the years ended December 31, 2022 and 2021 was $83 and $93, respectively, which includes amortization expense of $2 and $38 for the years ended December 31, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expense consists of the following:

	As of December 31,
	2022	2021
Employee compensation, benefits, and related accruals	$870	$1,285
Research and development costs	900	250
Legal reserves, professional fees, and other accruals	324	216
Total	$2,094	$1,751

6. Other Current Liabilities

In October 2022, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $838 of certain premiums at a 6.85% annual interest rate. Payments of approximately $72 are due monthly from November 2022 through December 2023. As of December 31, 2022, the outstanding principal of the loan was $634 included in other current liabilities on the consolidated balance sheet.

In October 2021, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $1,453 of certain premiums at a 3.25% annual interest rate. Payments of approximately $134 are due monthly from October 2021 through September 2022. The loan paid in full as of September 30, 2022.

7. Commitments and Contingencies

Operating Leases

The Company’s principal executive offices are located in Purchase, New York where we currently occupy 2,864 square feet of office space under a lease that expires in May of 2029. The Company also leases approximately 6,068 square feet of laboratory and office space located in Pittsburgh, Pennsylvania under leases that expire in June of 2026.

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

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of December 31, 2022 were as follows, in thousands:

As of
December 31, 2022
Assets
Operating lease assets	$813
Total operating lease assets	$813
Liabilities
Current
Operating lease liabilities	$149
Noncurrent
Operating lease liabilities, net of current	695
Total operating lease liabilities	$844

Operating lease costs for the year ended December 31, 2022 was $203. Rent expense was $163 for the year ended December 31, 2021.

The maturities of the operating lease liabilities and minimum lease payments as of December 31, 2022 were as follows:

For the Years Ended December 31,	Operating Leases
2023	$209
2024	221
2025	222
2026	155
2027	87
Thereafter	126
Total undiscounted lease payments	$1,020
Less: Imputed interest	(176)
Present value of operating lease liabilities	$844

The following table summarizes the lease term and discount rate as of December 31, 2022:

As of
December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	5.0
Weighted-average discount rate
Operating leases	8.1%

Operating cash flows used for operating leases for the year ended December 31, 2022 was $172.

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

As of December 31, 2022 and 2021, there was no litigation or contingency with at least a reasonable possibility of a material loss.

8. Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2022 and 2021, there were 28,991,548 and 22,230,032 shares of common stock issued and outstanding, respectively.

On October 13, 2021, in connection with the completion of the Company’s IPO, 2,819,027 shares of Series A convertible preferred stock, 3,730,366 shares of Series A-1 convertible preferred stock, 3,565,063 shares of Series A-2 convertible preferred stock, 30,409,890 shares of Series B convertible preferred stock, and 10,926,089 shares of Series B-1 convertible preferred stock automatically converted into 15,906,537 shares of common stock.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of December 31, 2022, no dividends on common stock had been declared by the Company.

As of December 31, 2022 and 2021, the Company has reserved the following shares of common stock for issuance as follows:

	December 31,
	2022	2021
Options issued and outstanding	3,679,468	5,640,438
Shares available for future issuance under 2021 Plan	2,561,085	1,242,271
Shares available for future issuance under ESPP	209,532	209,532
Total	6,450,085	7,092,241

9. Equity-based Compensation

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

As of December 31, 2022, the aggregate number of shares of common stock of the Company that may be issued under the Plan is 2,561,085. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2022 pursuant to an evergreen provision therein by 1,111,502 shares, representing 5% of total common shares outstanding at December 31, 2021. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s Board of Directors or the compensation committee. No more than 7,543,185 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan, or ESPP, prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of December 31, 2022, a total of 209,532 shares of common stock was authorized and reserved for issuance under the ESPP.

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

Equity-based Compensation

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021
Fair value of common stock	$1.72 – $3.05	$1.75 – $6.15
Expected volatility	91.09% – 92.73%	100.82% – 101.83%
Risk-free interest rate	1.87% – 4.22%	0.67% – 1.06%
Dividend yield	0.00%	0.00%
Expected term (years)	5.50 – 6.40	5.00 – 6.22

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

Activity for options was as follows:

	Options Outstanding
				Weighted
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Number of	Exercise	Value	Contractual Life
	Options	Price	(in 000’s)	(In Years)
Balance, December 31, 2021	5,640,438	$4.19	$12,002	8.0
Options granted	524,370	2.40
Options exercised	(1,761,516)	0.92
Options forfeited	(646,072)	5.62
Options expired	(77,752)	12.70
Balance, December 31, 2022	3,679,468	$5.13	$2,085	6.7
Exercisable as of December 31, 2022	2,253,389	$4.62	$1,632	5.5

The weighted-average grant date fair value of stock options granted was $1.83 and $9.09 during the years ended December 31, 2022 and 2021, respectively. There were 524,370 stock options granted at an aggregate fair value of $943 for the year ended December 31, 2022 and 1,697,076 stock options granted at an aggregate fair value of $15,424 for the year ended December 31, 2021. During the year ended December 31, 2022 and 2021, there were 1,761,516 and 321,686 stock options exercised, respectively, with an aggregate grant date fair value of $1,325 and $188, respectively. The intrinsic value of stock options exercised during the year ended December 31, 2022 and 2021 was $2,738 and $1,610, respectively.

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to incentive stock options and nonstatutory stock options as follows:

	Year Ended December 31,
	2022	2021
Research and development	$528	$877
General and administrative	3,044	4,306
Total equity-based compensation	$3,572	$5,183

As of December 31, 2022, total future compensation expense related to unvested awards yet to be recognized by the Company was $6,501. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 2.0 years.

10. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented due to their antidilutive effect:

	December 31,
	2022	2021
Options issued and outstanding	3,679,468	5,640,438
Shares available for future issuance under 2021 Plan	2,561,085	1,242,271
Shares available for future issuance under ESPP	209,532	209,532
Total	6,450,085	7,092,241

The basic and diluted net loss per share attributable to common stockholders has been prepared as follows:

	December 31,
	2022	2021
Net loss	$(21,397)	$(11,716)
Cumulative preferred stock dividends	—	(4,532)
Net loss attributable to common stockholders	$(21,397)	$(16,248)

Weighted-average common shares outstanding:
Basic	23,640,199	5,190,883
Diluted	23,640,199	5,190,883
Net loss per share:
Basic	$(0.91)	$(3.13)
Diluted	$(0.91)	$(3.13)

11. Retirement Plan

The Company maintains a 401(k) retirement plan to provide retirement and incidental benefits for its employees. Employees may contribute a percentage of their annual compensation to the 401(k) retirement plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of 6% of the employees’ compensation per person per year. All matching contributions vest immediately. Company matching contributions to the 401(k) retirement plan totaled $156 and $113 for the year ended December 31, 2022 and 2021, respectively.

12. Income Taxes

The net loss consists of the following components:

	Year Ended December 31,
	2022	2021
Domestic	$(21,384)	$(10,910)
Foreign	(13)	(806)
Total	$(21,397)	$(11,716)

During the years ended December 31, 2022 and 2021, the Company recorded no current or deferred income tax expenses or benefits as the Company has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

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

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires the Company to capitalize, and subsequently amortize R&D expense over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. This results in a material increase to the Company’s net deferred tax assets. Furthermore, since the Company provides for a full valuation allowance against U.S deferred tax assets, this has an adverse effect on the effective tax rate.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Income tax computed at federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	(15.3)%	4.1%
Change in valuation allowance	12.0%	(32.9)%
R&D Credit	(15.1)%	11.2%
Interest expense	—%	4.6%
Non-deductible stock compensation	(1.7)%	(5.8)%
Fair value adjustments	—%	(3.5)%
Other	(0.9)%	1.3%
Effective income tax rate	—%	—%

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$8,194	$13,238
Tax credit carryforwards	1,728	4,959
Equity-based compensation	307	545
Operating lease liabilities	178	—
Capitalized research expenditures	5,687	—
Deferred revenue	354	—
Other	165	316
Deferred tax assets	16,613	19,058
Less: valuation allowance	(16,435)	(19,045)
Deferred tax assets after valuation allowance	178	13

Deferred tax liabilities:
Property and equipment, net	(7)	(13)
Right-of-use assets, operating leases	(171)	—
Deferred tax liabilities	(178)	(13)

Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2022 and 2021. Management has considered the Company’s history of cumulative net losses and has concluded as of December 31, 2022 and 2021, that it was more likely than not that the Company will not realize all of the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022 and 2021. The valuation allowance decreased by $2,610 and increased by $3,866 for the years ended December 31, 2022 and 2021, respectively. The decrease in valuation allowance in 2022 was primarily a result of a reduction in operating losses and tax credits, offset partially by the capitalized research expenditures, while the increase in 2021 was primarily a result of operating losses generated with no corresponding financial statement benefit.

The Company incurred net operating losses (“NOL”) since inception through December 31, 2021. Due to tax law changes, effective January 1, 2022, requiring the Company to capitalize and amortize R&D expenses, the Company is in a taxable position as of December 31, 2022 and has utilized NOL generated in prior years to fully offset their current income tax expense. As of December 31, 2022, the Company had federal net operating loss carryforwards of $36,272. Included in federal net operating loss carryforwards of $36,272 is $17,930 that begin to expire in 2033 and $18,342 that can be carried forward indefinitely. As of December 31, 2022, the Company had state net operating loss carryforwards of $12,248, available to reduce future state taxable income, which will begin to expire in 2027. As of December 31, 2022, the Company had foreign net operating loss carryforwards of $314 that can be carried forward indefinitely. As of December 31, 2022, the Company had federal research and development tax credit carryforwards of $1,728 available to reduce future federal tax liabilities, which will begin to expire in 2027.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to further tax examination under statue from 2018 to present; however, carryforward attributes that were generated prior to December 31, 2018 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

13. Subsequent Events

On December 23, 2022, the Company filed the Shelf (File No. 333-268992) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc., or the Sales Agents, providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock at our sole discretion, over a 36-month period commencing on March 10, 2023. The Company filed a supplemental registration statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that are issued under the Purchase Agreement. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2023 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

(a)(3) Exhibits.

The following is a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Cognition Therapeutics, Inc.	8-K	001-40886	3.1	10/14/2021
3.2	Amended and Restated Bylaws of Cognition Therapeutics, Inc.	8-K	001-40886	3.2	10/14/2021
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-40886	4.1	3/30/2022
4.4	Form of Indenture	S-3	333-268992	4.4	12/23/2022
10.2	Third Amended and Restated Investors’ Rights Agreement	S-1	333-257999	10.2	07/19/2021
10.3	First Amendment to Third Amended and Restated Investors’ Rights Agreement	S-1	333-257999	10.3	07/19/2021
10.4	Office Lease Agreement between RJ Equities LP and Cognition Therapeutics, Inc., dated July 1, 2017	S-1	333-257999	10.4	07/19/2021
10.5	First Amendment to Office Lease Agreement	S-1	333-257999	10.5	07/19/2021
10.6	Lease Agreement between 2500/2700 Westchester Avenue Owner SPE LLC and Cognition Therapeutics, Inc., dated July 1, 2021	S-1	333-257999	10.6	07/19/2021
10.7	Amended and Restated 2007 Equity Incentive Plan	S-1	333-257999	10.7	07/19/2021
10.8	Cognition Therapeutics, Inc. 2017 Equity Incentive Plan	S-1	333-257999	10.8	07/19/2021
10.9	Amendment to the Cognition Therapeutics, Inc. 2017 Equity Incentive Plan	S-1	333-257999	10.9	07/19/2021
10.10	Amendment to the Cognition Therapeutics, Inc. 2017 Equity Incentive Plan	S-1	333-257999	10.10	07/19/2021
10.11	Cognition Therapeutics, Inc. 2021 Equity Incentive Plan	S-1/A	333-257999	10.11	10/04/2021
10.12	Cognition Therapeutics, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-257999	10.12	10/04/2021
10.13	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Cognition Therapeutics, Inc. 2021 Equity Incentive Plan	S-1	333-257999	10.13	07/19/2021
10.14	Form of Stock Option Grant Notice and Award Agreement under the Cognition Therapeutics, Inc. 2021 Equity Incentive Plan	S-1	333-257999	10.14	07/19/2021
10.15	Employment Agreement, dated June 1, 2020, between Cognition Therapeutics, Inc. and Lisa Ricciardi	S-1	333-257999	10.15	07/19/2021
10.16	Employment Agreement, dated June 1, 2020, between Cognition Therapeutics, Inc. and Lisa Ricciardi	S-1/A	333-257999	10.16	07/29/2021
10.17	Office Lease Agreement, dated August 31, 2022	S-1	333-268228	10.29	11/07/2022
10.21	Employee Restrictive Covenant Agreement	S-1/A	333-257999	10.21	07/29/2021
10.23	Board of Directors of Cognition Therapeutics, Inc. Nomination Letter of Mr. Brett Monia, Ph.D.	S-1/A	333-257999	10.23	07/29/2021
10.24	National Institute on Aging, Notice of Award, dated 08/14/2016	S-1	333-257999	10.24	07/19/2021

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.27	National Institute on Aging, Notice of Award, dated 09/08/2018	S-1	333-257999	10.27	07/19/2021
10.28	National Institute on Aging, Notice of Award, dated 08/28/2020	S-1	333-257999	10.28	07/19/2021
10.31	National Institute on Aging, Notice of Award, dated 02/03/2021	S-1	333-257999	10.31	07/19/2021
10.33	National Institute on Aging, Notice of Award, dated 05/06/2021	S-1	333-257999	10.33	07/19/2021
10.34	National Institute on Aging, Notice of Award, dated 05/10/2021	S-1	333-257999	10.34	07/19/2021
10.35	Controlled Equity OfferingSM Sales Agreement, dated December 23, 2022, by and among the registrant, Cantor Fitzgerald & Co. and B. Riley Securities, Inc.	S-3	333-268992	1.2	12/23/2022
10.36	Purchase Agreement, dated as of March 10, 2023, by and between Cognition Therapeutics, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-40886	10.1	03/10/2023
10.37	Registration Rights Agreement, dated as of March 10, 2023, by and between Cognition Therapeutics, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-40886	10.2	03/10/2023
21.1	Subsidiaries of Cognition Therapeutics, Inc.					X
23.1	Consent of Ernst & Young LLP, independent registered public accountant					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2023.

COGNITION THERAPEUTICS, INC..

By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 23, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Lisa Ricciardi	Chief Executive Officer, President and Director	March 23, 2023
Lisa Ricciardi	(Principal Executive Officer)

/s/ Andrew Einhorn	Interim Chief Financial Officer	March 23, 2023
Andrew Einhorn	(Principal Financial and Accounting Officer)

/s/ Jack A. Khattar	Director (Chairman of the Board)	March 23, 2023
Jack A. Khattar

/s/ Aaron G. L. Fletcher, Ph.D.	Director	March 23, 2023
Aaron G. L. Fletcher, Ph.D.

/s/ Brett P. Monia, Ph.D.	Director	March 23, 2023
Brett P. Monia, Ph.D.

/s/ Ellen B. Richstone	Director	March 23, 2023
Ellen B. Richstone

/s/ Peggy Wallace	Director	March 23, 2023
Peggy Wallace