Form 10-Q
period 2023-03-31
COGNITION THERAPEUTICS INC
filed 2023-05-04
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40886

Cognition Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4365359
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2500 Westchester Ave. Purchase, NY 10577	10577
(Address of Principal Executive Offices)	(Zip Code)

(412) 481-2210

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.001 per share	CGTX	The Nasdaq Stock Market LLC

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

As of May 1, 2023, there were 29,277,227 shares of the registrant’s common stock issued and outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements, including, but not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the clinical nature of our business and our ability to successfully advance our current and future product candidates through our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, geopolitical turmoil, including the ongoing conflict between Ukraine and Russia or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including our ongoing and future clinical trials, preclinical studies and development activities;
●	our dependence on the success of CT1812, our lead product candidate;
●	the novelty of our approach to targeting the S2R complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to the novel nature of such approach;
●	the success of competing therapies that are or become available;
●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to obtain and maintain regulatory clearance of CT1812 for clinical trials under investigational new drug, or IND, applications and any future IND applications for any of our other product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	economic uncertainty resulting from actual or perceived inflation or banking stability;
●	developments relating to our competitors and our industry; and
●	other risk and uncertainties, including those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, or Annual Report, filed with the SEC on March 23, 2023.

You should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of material factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. We intend the forward looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward looking statements contained in Section 27A of the Securities Exchange Act, as amended, or the Securities Act, and Section 21E of the Securities Exchanges Act of 1934, as amended or the Exchange Act.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the Condensed Financial Statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our Annual Report on Form 10-K for the year ended December 31, 2022.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,810	$41,562
Grant receivables	1,609	3,672
Prepaid expenses and other current assets	2,382	2,413
Total current assets	42,801	47,647
Property and equipment, net	253	233
Right-of-use assets, operating leases	774	813
Other assets	1,835	1,732
Total assets	$45,663	$50,425
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	3,120	3,216
Accrued expenses	2,115	2,094
Deferred grant income, current	1,646	1,702
Operating lease liabilities, current	157	149
Other current liabilities	427	634
Total current liabilities	7,465	7,795
Operating lease liabilities, noncurrent	651	695
Deferred grant income and other liabilities, noncurrent	1,764	1,686
Total liabilities	9,880	10,176
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 29,277,227 and 28,991,548 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	29	29
Additional paid-in capital	157,522	155,820
Accumulated deficit	(121,573)	(115,401)
Accumulated other comprehensive loss	(195)	(199)
Total stockholders’ equity	35,783	40,249
Total liabilities and stockholders’ equity	$45,663	$50,425

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating Expenses:
Research and development	$5,430	$6,518
General and administrative	3,543	2,895
Total operating expenses	8,973	9,413
Loss from operations	(8,973)	(9,413)
Other income (expense):
Grant income	3,426	5,904
Other expense, net	(615)	(195)
Interest expense	(10)	(9)
Total other income, net	2,801	5,700
Loss before income tax	(6,172)	(3,713)
Income tax expense	—	(125)
Net loss	(6,172)	(3,838)
Net loss attributable to common stockholders	$(6,172)	$(3,838)
Unrealized gain on foreign currency translation	4	1
Total comprehensive loss	$(6,168)	$(3,837)
Net loss per share:
Basic	$(0.21)	$(0.17)
Diluted	$(0.21)	$(0.17)
Weighted-average common shares outstanding:
Basic	29,094,592	22,426,982
Diluted	29,094,592	22,426,982

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balances as of December 31, 2022	28,991,548	$29	$155,820	$(115,401)	$(199)	$40,249
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	95,823	—	197	—	—	197
Issuance of common stock as commitment shares for equity line financing (see Note 7)	189,856	—	318	—	—	318
Equity-based compensation	—	—	1,187	—	—	1,187
Other comprehensive gain	—	—	—	—	4	4
Net loss	—	—	—	(6,172)	—	(6,172)
Balances as of March 31, 2023	29,277,227	$29	$157,522	$(121,573)	$(195)	$35,783

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balances as of December 31, 2021	22,230,032	$22	$145,453	$(94,004)	$(198)	$51,273
Exercise of stock options	348,552	—	303	—	—	303
Equity-based compensation	—	—	1,001	—	—	1,001
Other comprehensive gain	—	—	—	—	1	1
Net loss	—	—	—	(3,838)	—	(3,838)
Balances as of March 31, 2022	22,578,584	$22	$146,757	$(97,842)	$(197)	$48,740

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,172)	$(3,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	18
Equity-based compensation	1,187	1,001
Amortization of right-of-use assets	39	38
Issuance of common stock as commitment shares for equity line financing	318	—
Changes in operating assets and liabilities:
Grant receivables	2,063	(995)
Prepaid expenses and other assets	(72)	(1,082)
Accounts payable and accrued expenses	(75)	(539)
Deferred grant income and other liabilities	22	2,429
Operating lease liabilities	(36)	(20)
Net cash used in operating activities	(2,705)	(2,988)
Cash flows from investing activities:
Payments for property and equipment	(41)	(134)
Net cash used in investing activities	(41)	(134)
Cash flows from financing activities:
Proceeds from the ATM	197	—
Proceeds from the exercise of common stock options	—	303
Payments on loan payable	(207)	(394)
Net cash used in financing activities	(10)	(91)
Effect of exchange rate changes on cash and cash equivalents	4	1
Net (decrease) in cash and cash equivalents	(2,752)	(3,212)
Cash and cash equivalents
Cash and cash equivalents – beginning of period	41,562	54,721
Cash and cash equivalents – end of period	$38,810	$51,509

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

On July 14, 2015, the Company formed Cognition Therapeutics PTY LTD, as its wholly owned subsidiary (the “Subsidiary”), primarily for the purpose of conducting research and development efforts at facilities located in Australia. Assets and liabilities of the Subsidiary, which uses the Australian dollar as its local functional currency, are translated to United States (U.S.) dollars at year-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the month in which income and expenses are generated. Translation adjustments are recorded to accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity. Gains and losses from foreign currency transactions are included in net loss as a part of other income, net.

On November 15, 2022, the Company closed a follow-on public offering of 5,000,000 shares of the Company’s common stock at a public offering price of $1.20 per share (“November 2022 Offering”). The gross proceeds from the November 2022 Offering were $6,000 and the net proceeds were approximately $5,184, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company. Additionally, the Company granted the underwriters in the November 2022 Offering an option to purchase up to 750,000 additional shares of its common stock at the public offering price, less underwriting discounts and commissions.

On December 23, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-268992) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc., or the Sales Agents, providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). Please refer to Note 7 for further details.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. The Company filed a prospectus supplement to its Registration Statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that may be issued under the Purchase Agreement. As of March 31, 2023, the Company had not sold any shares of its common stock to Lincoln Park. Please refer to Note 7 for further details.

The Company held cash and cash equivalents of $38,810 at March 31, 2023. The Company expects that its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements through at least the one year period subsequent to the filing date of this Quarterly Report on Form 10-Q. However, additional funding will be necessary beyond this point to fund the Company’s future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of grant awards, equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2023, the statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023.

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

Grant income

The Company generates grant income through grants from government and other (non-government) organizations. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the three months ended March 31, 2023 and 2022, the Company generated grant income of $3,426 and $5,904, respectively, primarily from reimbursements from the National Institute of Aging, a division of the NIH for aging research. The current and noncurrent portion of deferred grant income as of March 31, 2023 was $1,646 and $1,764, respectively, as compared to the current and noncurrent portion of deferred grant income as of December 31, 2022 of $1,702 and $1,686, respectively.

The grants awarded relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIH grants do not contain payback provisions, the NIH or other government agency may review the Company’s performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIH grant. If any of the expenditures are found to be unallowable or allocated improperly or if the Company has otherwise violated terms of such NIH grant, the expenditures may not be reimbursed and/or the Company may be required to repay funds already disbursed. To date, the Company has not been found to have breached the terms of any NIH grant. As of March 31, 2023, the Company has been awarded grants with project periods that extend through May 31, 2026, subject to extension.

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

Recent Accounting Pronouncements

There have been no new pronouncements issued during the three months ended March 31, 2023, which could be expected to materially impact the Company’s consolidated financial statements.

Income taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate, apply that rate in providing for income taxes on a current year-to-date (interim period) basis, and include the tax impact for discrete items within the interim period. The Company maintains a full valuation allowance against all deferred tax assets as of March 31, 2023 and December 31, 2022, as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of March 31, 2023 and December 31, 2022, the Company had no uncertain tax positions.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of March 31, 2023
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$37,752	$—	$—	$37,752
Total assets	$37,752	$—	$—	$37,752

	As of December 31, 2022
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$37,479	$—	$—	$37,479
Total assets	$37,479	$—	$—	$37,479

4. Accrued Expenses

Accrued expense consists of the following as of:

	As of
	March 31, 2023	December 31, 2022
Employee compensation, benefits, and related accruals	$480	$870
Research and development costs	1,401	900
Professional fees and other accruals	234	324
Total	$2,115	$2,094

5. Other Current Liabilities

In October 2022, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $838 of certain premiums at a 6.85% annual interest rate. Payments of approximately $72 are due monthly from November 2022 through October 2023. As of March 31, 2023 and December 31, 2022, the outstanding principal of the loan was $427 and $634, respectively, and is included in other current liabilities on the consolidated balance sheet.

6. Commitments and Contingencies

Operating Leases

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of March 31, 2023 were as follows, in thousands:

As of
March 31, 2023
Assets
Operating lease assets	$774
Total operating lease assets	$774
Liabilities
Current
Operating lease liabilities	$157
Noncurrent
Operating lease liabilities, net of current	651
Total operating lease liabilities	$808

Operating lease costs for the three months ended March 31, 2023 and 2022 was $54 and $50, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of March 31, 2023 were as follows:

For the Years Ended December 31,	Operating Leases
2023 (remaining)	$159
2024	221
2025	222
2026	154
2027	87
Thereafter	126
Total undiscounted lease payments	$969
Less: Imputed interest	(161)
Present value of operating lease liabilities	$808

The following table summarizes the lease term and discount rate as of March 31, 2023:

As of
March 31, 2023
Weighted-average remaining lease term (years)
Operating leases	4.8
Weighted-average discount rate
Operating leases	8.2%

The following table summarizes the supplemental cash flow information related to the Company’s operating leases:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Operating cash flows used for operating leases	$50	$32

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

As of March 31, 2023 and December 31, 2022, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of March 31, 2023, no dividends on common stock had been declared by the Company.

ATM

On December 23, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate (the “Shelf”). The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc., or the Sales Agents, providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in ATM offerings under the Shelf. The Company sold 95,823 shares of common stock pursuant to the ATM during the three months ended March 31, 2023 for gross proceeds of approximately $197. As of March 31, 2023, there was $39,803 remaining of common stock available for sale under the ATM, subject to the limitations of General Instruction I.B.6 of Form S-3.

Lincoln Park Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement (the “Commitment Shares”). The Company recorded $318 to other expense, net in connection with the issuance of the Commitment Shares. As of March 31, 2023, the Company had not sold any shares of its common stock to Lincoln Park under the Purchase Agreement.

8. Equity-based Compensation

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

As of March 31, 2023, the aggregate number of shares of common stock of the Company that may be issued under the Plan is 3,224,254. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2023 pursuant to an evergreen provision therein by 1,449,577 shares, representing 5.0% of total common shares outstanding at December 31, 2022. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s Board of Directors or the compensation committee. No more than 7,543,185 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of March 31, 2023, subject to adjustment as provided in the ESPP, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

Subject to prior approval by the board of directors in each instance, on or about January 1, 2022 and each anniversary of such date thereafter prior to the termination of the ESPP, the number of shares of common stock authorized and reserved for issuance under the ESPP will be increased by a number of shares of common stock equal to the least of (i) 1,000,000 shares of common stock, (ii) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year, and (iii) such smaller number of shares of common stock as determined by the board of directors. Such shares of common stock may be newly issued shares, treasury shares or shares acquired on the open market. In the event that any dividend or other distribution (whether in the form of cash, our common stock, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, or exchange of common stock or other securities, or other change in the structure affecting common stock occurs, then in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the ESPP, the compensation committee will, in such manner as it deems equitable, adjust the number of shares and class of common stock that may be delivered under the ESPP, the purchase price per share and the number of shares covered by each outstanding option under the ESPP, and the numerical limits described above.

Stock Options

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Fair value of common stock	$1.65 – $2.12	$3.05
Expected volatility	92.29% – 92.68%	91.29%
Risk-free interest rate	3.46% – 4.21%	2.36%
Dividend yield	0.00%	0.00%
Expected term (years)	6.18 – 6.21	6.08

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

Fair Value of Common Stock — Prior to the IPO, the fair value of the shares of common stock underlying the stock-based awards had historically been determined by the board of directors with input from management. Because there was no public market for the common stock, the board of directors had determined the fair value of the common stock at the time of grant of the stock-based award by considering a number of objective and subjective factors, including having contemporaneous valuations of the common stock performed by a third-party valuation specialist. Subsequent to the IPO, the board of directors determined the fair value of the shares of common stock underlying the stock-based awards based off of the closing price as reported on the Nasdaq Stock Market LLC on the grant date.

Activity for options was as follows:

	Options Outstanding
				Weighted
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Number of	Exercise	Value	Contractual Life
	Options	Price	(in 000’s)	(In Years)
Balance, December 31, 2022	3,679,468	$5.13	$2,085	6.7
Options granted	412,720	$2.08
Options exercised	—	$—
Options forfeited	—	$—
Options expired	(2,182)	$3.01
Balance, March 31, 2023	4,090,006	$5.13	$2,085	6.7
Exercisable as of March 31, 2023	2,430,915	$4.75	$1,506	6.0

The weighted-average grant date fair value of stock options granted was $1.62 and $2.31 during the three months ended March 31, 2023 and 2022, respectively. There were 412,720 stock options granted at an aggregate fair value of $668 for the three months ended March 31, 2023 and 212,450 stock options granted at an aggregate fair value of $491 for the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, there were 0 and 348,552 stock options exercised, respectively, with an aggregate grant date fair value of $0 and $209, respectively. The intrinsic value of stock options exercised during the three months ended March 31, 2023 was $0, and was $1,084 for the three months ended March 31, 2022.

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. The RSUs will vest annually over three years on each anniversary of the Grant Date. The following table summarizes the Company’s RSU activity for the three months ended March 31, 2023:

	Number of	Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding at December 31, 2022	—	$—
Granted	375,870	$2.09
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2023	375,870	$2.09

Equity-based Compensation Expense

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options and restricted stock units as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$157	$234
General and administrative	1,030	767
Total equity-based compensation	$1,187	$1,001

As of March 31, 2023, total future compensation expense related to unvested awards yet to be recognized by the Company was $6,944, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.0 years.

9. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented due to their antidilutive effect:

	March 31,
	2023	2022
Options issued and outstanding	4,090,006	5,107,974
Restricted stock units issued and oustanding	375,870	—
Total	4,465,876	5,107,974

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial conditions and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes thereto as of and for the years ended December 31, 2022 and 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report filed with the Securities and Exchange Commission, or SEC, on March 23, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Our actual results may differ materially from those discussed below. Please see “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A of our Annual Report for factors that could cause or contribute to such differences.

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

Since our inception in 2007, we have incurred significant operating losses and devoted substantially all of our time and resources to developing our lead product candidate, CT1812, building our intellectual property portfolio, raising capital and recruiting management and technical staff to support these operations. As of March 31, 2023, we had an accumulated deficit of $121.6 million. We incurred a net loss of $6.2 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively.

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging, or NIA, a division of the National Institutes of Health, or NIH, and proceeds from our initial public offering, or IPO, completed in October 2021, proceeds from our follow-on public offering in November 2022, sales of our common stock through our ATM (as defined below), sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity, or SAFE, and stock option exercises. Since our inception, we have received approximately $171.0 million in cumulative grant awards to fund our clinical trials, primarily from the NIA, and we have raised approximately $109.0 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, IPO and follow-on public offering, and ATM. As of March 31, 2023, we had cash and cash equivalents of $38.8 million.

On November 15, 2022, we completed our follow-on public offering, pursuant to which we issued and sold 5,000,000 shares of our common stock at a public offering price of $1.20 per share. In connection with the follow-on public offering, we received net proceeds of approximately $5.2 million, after deducting underwriting discounts and commissions and other offering related expenses.

On December 23, 2022, we entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc., or the Sales Agents, providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings (the “ATM”). We sold 95,823 shares of common stock under the Sales Agreement during the three months ended March 31, 2023 for gross proceeds of approximately $0.2 million. As of March 31, 2023, there was $39.8 million of common stock remaining available for sale under the ATM, subject to the limitations of General Instruction I.B.6 of Form S-3.

On March 10, 2023, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Lincoln Park Purchase Agreement”). The Lincoln Park Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to direct Lincoln Park to purchase up to $35 million of shares of common stock at our sole discretion, over a 36-month period commencing on March 10, 2023. We filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that are issued under the Lincoln Park Purchase Agreement. As of March 31, 2023, we had not sold any shares of our common stock to Lincoln Park.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants awarded from governmental bodies that are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations, research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of March 31, 2023, the Company has been awarded grants with project periods that extend through May 31, 2026, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203) study of CT1812 in patients with early-stage AD, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201) study of CT1812 in patients with mild to moderate AD, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201) study of CT1812 in patients with dementia with Lewy bodies.

Interest Expense

Interest expense for the three months ended March 31, 2023 and 2022 consisted of interest expense related to the insurance premium financing arrangement with a lender.

Other Expense, Net

Other expense, net consists primarily of other fees such as offering costs incurred to establish our equity line financing, as well as foreign currency transaction gains or losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating Expenses:
Research and development	$5,430	$6,518	$(1,088)
General and administrative	3,543	2,895	648
Total operating expenses	8,973	9,413	(440)
Loss from operations	(8,973)	(9,413)	440
Other income (expense):
Grant income	3,426	5,904	(2,478)
Other expense, net	(615)	(195)	(420)
Interest expense	(10)	(9)	(1)
Total other income, net	2,801	5,700	(2,899)
Loss before income tax	(6,172)	(3,713)	(2,459)
Income tax expense	—	(125)	125
Net loss	$(6,172)	$(3,838)	$(2,334)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Clinical programs	$1,980	$3,565	$(1,585)
Personnel	2,459	1,485	974
Manufacturing	145	951	(806)
Preclinical programs	775	511	264
Facilities and other costs	71	6	65
	$5,430	$6,518	$(1,088)

Research and development expenses were $5.4 million for the three months ended March 31, 2023, compared to $6.5 million for the three months ended March 31, 2022. The decrease of $1.1 million was primarily due to the following:

●	A decrease of $1.6 million in clinical programs related to decreased phase II trial activity primarily due to decreased contract research organization spend;
●	an increase of $1.0 million in personnel costs associated with expanded research and development activities, and equity-based compensation expense;
●	a decrease of $0.8 million in manufacturing and preclinical program expense related to costs incurred with contract manufacturing organizations for production of pre-clinical and future clinical trial materials associated with our most advanced product candidates; and
●	an increase of $0.3 million in preclinical programs, facilities and other costs primarily due to increased sponsored research spend under grants.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended March 31, 2023, compared to $2.9 million for the three months ended March 31, 2022. The increase of $0.6 million was primarily due to:

●	a decrease of $0.2 million in Director & Officer liability insurance and other expenses;
●	an increase of $0.6 million in professional fees and other costs primarily driven by increased audit, tax, and legal expenses; and
●	an increase of $0.3 million in equity-based compensation from stock option grants.

Other Income (Expense)

Grant Income

Grant income was $3.4 million for the three months ended March 31, 2023, compared to $5.9 million for the three months ended March 31, 2022. The change in grant income is correlated with the decrease in eligible reimbursable costs incurred during 2023 as compared to 2022.

Other Expense, Net

Other expense, net was $0.6 million for the three months ended March 31, 2023, compared to other expense, net of $0.2 million for the three months ended March 31, 2022. The change in other expense, net was driven primarily by expenses related to the Lincoln Park Purchase Agreement.

Interest Expense

Interest expense was less than $0.1 million for the three months ended March 31, 2023, compared to interest expense of less than $0.1 million for the three months ended March 31, 2022. Interest expense was not significant in either period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFE, stock option exercises, follow-on equity offerings, sales under our ATM, and our IPO. Since our inception, we have received grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $109.0 million in net proceeds from sales of our equity securities, convertible notes and SAFE, stock option exercises, our ATM, our IPO and our follow-on public offering. The net proceeds from our IPO, which closed on October 13, 2021, were approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On November 15, 2022, we closed our follow-on public offering, selling 5,000,000 shares of our common stock at a public offering price of $1.20 per share. The net proceeds were approximately $5.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On December 23, 2022, we entered into a sales agreement with the Sales Agents, providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in ATM offerings, subject to the limitations of General Instruction I.B.6 of Form S-3. As of March 31, 2023, we sold 95,823 shares of common stock under the Sales Agreement during the three months ended March 31, 2023 for gross proceeds of approximately $0.2 million. As of March 31, 2023, there was $39.8 million of common stock remaining available for sale under the ATM. In addition, in March 2023, we entered into the Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, giving the Company the right, but not the obligation to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. As of March 31, 2023, there had been no shares sold to date under this agreement.

As of March 31, 2023, we had $38.8 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, and income from non-dilutive grants, will be sufficient for us to fund our operating expenses and capital expenditures requirements into the second half of 2024, which assumes no usage from the remaining ATM nor the Lincoln Park Purchase Agreement. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities	$(2,705)	$(2,988)
Cash flows used in investing activities	(41)	(134)
Cash flows used in financing activities	(10)	(91)
Effect of exchange rate changes on cash and cash equivalents	4	1
Net decrease in cash and cash equivalents	$(2,752)	$(3,212)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $2.7 million, which consisted primarily of our net loss of $6.2 million, offset primarily by the impact of equity-based compensation of $1.2 million and a net change of $1.9 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in grant receivables of $2.1 million, an increase in prepaid expenses and other assets of $0.1 million, and a decrease in accounts payable and accrued expenses of less than $0.1 million.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was less than $0.1 million and $0.1 million, respectively, related to a decreased purchase of fixed assets. Overall, the change in net cash used in investing activities was insignificant.

Financing Activities

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2023, and net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2023 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations:	$214	$444	$207	$104	$969
Total:	$214	$444	$207	$104	$969

In October 2022, we entered into an insurance premium financing arrangement with a lender. Under the agreement, we financed $0.8 million of certain premiums at a 6.85% annual interest rate. Payments of less than $0.1 million are due monthly from November 2022 through December 2023. As of March 31, 2023, the outstanding principal of the loan was $0.4 million.

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

Critical Accounting Policies and Use of Estimates

The Critical Accounting Policies and Significant Judgements and Estimates included in our Annual Report on Form 10-K have not materially changed. See “Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annaul Report on Form 10-K filed with the SEC on March 23, 2023.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal quarter ended March 31, 2023.

Use of Proceeds from our Initial Public Offering of Common Stock

Our registration statement on the Form S-1 (File Nos. 333-257999 and 333-260128) relating to the IPO was declared effective by the SEC on October 7, 2021. There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus, dated October 7, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In connection with the effectiveness of new SEC rules regarding universal proxy cards and a periodic review of our Amended and Restated Bylaws, our Board approved and adopted the Second Amended and Restated Bylaws, or the Amended Bylaws, effective May 2, 2023. The amendments address matters relating to Rule 14a-19 under the Exchange Act, or the Universal Proxy Rules, providing, among other things, that:

●	a stockholder delivering a notice of nomination must include a representation that it intends to solicit proxies from stockholders representing at least 67% of the voting power of shares entitled to vote on the election of directors;
●	a stockholder delivering a notice of nomination must certify to the Company in writing that it has complied with the Universal Proxy Rules requirements;
●	the Company may disqualify a stockholder’s nomination if such stockholder fails to satisfy the Universal Proxy Rules requirements;
●	a stockholder providing notice pursuant to the Company’s advance notice bylaws must inform the Company if the stockholder no longer plans to solicit proxies in accordance with the Universal Proxy Rules; and
●	the stockholder must use a proxy card color other than white, which is reserved for the exclusive use of the Board.

The foregoing description is hereby qualified in its entirety by the text of the Second Amended and Restated Bylaws, which has been filed as Exhibit 3.1 hereto and is incorporated herein by reference.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.					X
10.1	Purchase Agreement, dated as of March 10, 2023, by and between Cognition Therapeutics, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-40886	10.1	03/10/2023
10.2	Registration Rights Agreement, dated as of March 10, 2023, by and between Cognition Therapeutics, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-40886	10.2	03/10/2023
10.3	Employment Agreement, dated April 17, 2023, between Cognition Therapeutics, Inc. and John Doyle	8-K	001-40886	10.1	05/01/2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Cognition Therapeutics, Inc.

Date: May 4, 2023	By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Andrew Einhorn
Andrew Einhorn
Interim Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)