Form 10-Q
period 2023-06-30
COGNITION THERAPEUTICS INC
filed 2023-08-08
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 4, 2023, there were 30,311,582 shares of the registrant’s common stock issued and outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements, including, but not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the clinical nature of our business and our ability to successfully advance our current and future product candidates through our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, geopolitical turmoil, including the ongoing conflict between Ukraine and Russia or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including our ongoing and future clinical trials, preclinical studies and development activities;
●	our dependence on the success of CT1812, our lead product candidate;
●	the novelty of our approach to targeting the σ-2 (sigma-2) receptor (“S2R”) complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to the novel nature of such approach;
●	the success of competing therapies that are, or become, available;
●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to obtain and maintain regulatory clearance of CT1812 for clinical trials under investigational new drug (“IND”) applications and any future IND applications for any of our other product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	economic uncertainty resulting from actual or perceived inflation or banking stability;
●	developments relating to our competitors and our industry; and
●	other risk and uncertainties, including those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on March 23, 2023.

You should refer to the “Risk Factors” section of our Annual Report for the year ended December 31, 2022 for a discussion of material factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. We intend the forward looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward looking statements contained in Section 27A of the Securities Exchange Act, as amended (the “Securities Act”) and Section 21E of the Securities Exchanges Act of 1934, as amended (the “Exchange Act”).

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,190	$41,562
Grant receivables	2,393	3,672
Prepaid expenses and other current assets	1,968	2,413
Total current assets	41,551	47,647
Property and equipment, net	248	233
Right-of-use assets, operating leases	736	813
Other assets	1,425	1,732
Total assets	$43,960	$50,425
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,060	$3,216
Accrued expenses	2,415	2,094
Deferred grant income, current	1,056	1,702
Operating lease liabilities, current	166	149
Other current liabilities	217	634
Total current liabilities	7,914	7,795
Operating lease liabilities, noncurrent	608	695
Deferred grant income and other liabilities, noncurrent	1,052	1,686
Total liabilities	9,574	10,176
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 30,286,582 and 28,991,548 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	30	29
Additional paid-in capital	160,851	155,820
Accumulated deficit	(126,299)	(115,401)
Accumulated other comprehensive loss	(196)	(199)
Total stockholders’ equity	34,386	40,249
Total liabilities and stockholders’ equity	$43,960	$50,425

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Expenses:
Research and development	$8,497	$9,098	$13,927	$15,616
General and administrative	3,320	3,115	6,863	6,010
Total operating expenses	11,817	12,213	20,790	21,626
Loss from operations	(11,817)	(12,213)	(20,790)	(21,626)
Other income (expense):
Grant income	6,925	6,385	10,351	12,289
Other income (expense), net	172	(42)	(443)	(237)
Interest expense	(6)	(7)	(16)	(16)
Total other income, net	7,091	6,336	9,892	12,036
Loss before income tax	(4,726)	(5,877)	(10,898)	(9,590)
Income tax benefit	—	125	—	—
Net loss	$(4,726)	$(5,752)	$(10,898)	$(9,590)
Unrealized (loss) gain on foreign currency translation	(1)	(3)	3	(2)
Total comprehensive loss	$(4,727)	$(5,755)	$(10,895)	$(9,592)
Net loss per share:
Basic	$(0.16)	$(0.25)	$(0.37)	(0.43)
Diluted	$(0.16)	$(0.25)	$(0.37)	(0.43)
Weighted-average common shares outstanding:
Basic	29,614,822	22,595,359	29,356,144	22,511,636
Diluted	29,614,822	22,595,359	29,356,144	22,511,636

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balances as of December 31, 2022	28,991,548	$29	$155,820	$(115,401)	$(199)	$40,249
Issuance of common stock under the at-the-market (ATM) sales agreement, net of commissions and allocated fees	95,823	—	197	—	—	197
Issuance of common stock as commitment shares for equity line financing (see Note 7)	189,856	—	318	—	—	318
Equity-based compensation	—	—	1,187	—	—	1,187
Other comprehensive gain	—	—	—	—	4	4
Net loss	—	—	—	(6,172)	—	(6,172)
Balances as of March 31, 2023	29,277,227	$29	$157,522	$(121,573)	$(195)	$35,783
Issuance of common stock under the at-the-market (ATM) sales agreement, net of commissions and allocated fees	1,009,355	1	2,304	—	—	2,305
Equity-based compensation	—	—	1,025	—	—	1,025
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(4,726)	—	(4,726)
Balances as of June 30, 2023	30,286,582	$30	$160,851	$(126,299)	$(196)	$34,386

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balances as of December 31, 2021	22,230,032	$22	$145,453	$(94,004)	$(198)	$51,273
Exercise of stock options	348,552	—	303	—	—	303
Equity-based compensation	—	—	1,001	—	—	1,001
Other comprehensive gain	—	—	—	—	1	1
Net loss	—	—	—	(3,838)	—	(3,838)
Balances as of March 31, 2022	22,578,584	$22	$146,757	$(97,842)	$(197)	$48,740
Exercise of stock options	19,323	—	22	—	—	22
Equity-based compensation	—	—	892	—	—	892
Other comprehensive loss	—	—	—	—	(3)	(3)
Net loss	—	—	—	(5,752)	—	(5,752)
Balances as of June 30, 2022	22,597,907	$22	$147,671	$(103,594)	$(200)	$43,899

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,898)	$(9,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	38
Equity-based compensation	2,212	1,893
Amortization of right-of-use assets	77	77
Issuance of common stock as commitment shares for equity line financing	318	—
Changes in operating assets and liabilities:
Grant receivables	1,279	(1,496)
Prepaid expenses and other assets	752	(490)
Accounts payable and accrued expenses	1,165	(948)
Deferred grant income and other liabilities	(1,280)	2,222
Operating lease liabilities	(70)	(51)
Net cash used in operating activities	(6,401)	(8,345)
Cash flows from investing activities:
Payments for property and equipment	(59)	(138)
Net cash used in investing activities	(59)	(138)
Cash flows from financing activities:
Proceeds from issuance of common stock under the ATM sales agreement, net of commissions and allocated fees	2,502	—
Proceeds from the exercise of common stock options	—	325
Payments on loan payable	(417)	(790)
Net cash provided by (used in) financing activities	2,085	(465)
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Net decrease in cash and cash equivalents	(4,372)	(8,950)
Cash and cash equivalents
Cash and cash equivalents – beginning of period	41,562	54,721
Cash and cash equivalents – end of period	$37,190	$45,771

The accompanying notes are an integral part of these consolidated financial statements.

Cognition Therapeutics, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share amounts)

1. Description of Business and Financial Condition

Cognition Therapeutics, Inc. (the “Company”) was incorporated as a Delaware corporation on August 21, 2007. The Company is a biopharmaceutical company developing disease modifying therapies targeting age-related degenerative diseases and disorders of the central nervous system (“CNS”) and retina. The Company’s pipeline candidates were discovered using proprietary biology and chemistry platforms designed to identify novel drug targets and disease-modifying therapies that address dysregulated pathways specifically associated with neurodegenerative diseases. The Company was founded on the unique combination of biological expertise around these targets, including proprietary assays that emphasize functional responses, and proprietary medicinal chemistry intended to produce novel, high-quality small-molecule drug candidates.

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

On December 23, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-268992) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”) providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). During the six months ended June 30, 2023, the Company sold 1,105,178 shares of our common stock pursuant to the ATM for gross proceeds of approximately $2,502. Please refer to Note 7 for further details.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. The Company filed a prospectus supplement to its Registration Statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that may be issued under the Purchase Agreement. As of June 30, 2023, the Company had not sold any shares of its common stock to Lincoln Park. Please refer to Note 7 for further details.

The Company held cash and cash equivalents of $37,190 at June 30, 2023. The Company expects that its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements through at least the one year period subsequent to the filing date of this Quarterly Report on Form 10-Q. However, additional funding will be necessary beyond this point to fund the Company’s future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of grant awards, equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2023, the statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023.

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

Grant Income

The Company generates grant income through grants from government and other (non-government) organizations. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the three and six months ended June 30, 2023, the Company generated grant income of $6,925 and $10,351, respectively, primarily from reimbursements from the National Institute of Aging (the “NIA”), a division of the NIH for aging research. For the three and six months ended June 30, 2022, the Company generated grant income of $6,385 and $12,289, respectively, primarily from reimbursements from the NIA, a division of the NIH for aging research.The current and noncurrent portion of deferred grant income as of June 30, 2023 was $1,056 and $1,052, respectively, as compared to the current and noncurrent portion of deferred grant income as of December 31, 2022 of $1,702 and $1,686, respectively.

The grants awarded relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grants, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIH grants do not contain payback provisions, the NIH or other government agency may review the Company’s performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIH grant. If any of the expenditures are found to be unallowable or allocated improperly or if the Company has otherwise violated terms of such NIH grant, the expenditures may not be reimbursed and/or the Company may be required to repay funds already disbursed. To date, the Company has not been found to have breached the terms of any NIH grant. As of June 30, 2023, the Company has been awarded grants with project periods that extend through May 31, 2026, subject to extension.

Research and Development Costs

The Company is involved in research and development of treatments for a variety of diseases related to the central nervous system, with a primary focus on Alzheimer’s disease. Research and development costs are expensed as incurred. Research and development expenses consist principally of personnel costs, including salaries, stock-based compensation, and benefits for employees, third-party license fees and other operational costs related to our research and development activities, including allocated facility-related expenses and external costs of outside vendors, and other direct and indirect costs. Non-refundable research and development costs are deferred and expensed as the related goods are delivered or services are performed. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks. Costs for certain research and development activities are recognized based on the pattern of performance of the individual arrangements, which may differ from the pattern of billings incurred, and are reflected in the consolidated financial statements as prepaid expenses or as accrued research and development expenses.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss per share by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock and stock options, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

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

Recent Accounting Pronouncements

There have been no new pronouncements issued during the six months ended June 30, 2023, which could be expected to materially impact the Company’s consolidated financial statements.

Income taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate, apply that rate in providing for income taxes on a current year-to-date (interim period) basis, and include the tax impact for discrete items within the interim period. The Company maintains a full valuation allowance against all deferred tax assets as of June 30, 2023 and December 31, 2022, as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of June 30, 2023 and December 31, 2022, the Company had no uncertain tax positions.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of June 30, 2023
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$36,116	$—	$—	$36,116
Total assets	$36,116	$—	$—	$36,116

	As of December 31, 2022
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$37,479	$—	$—	$37,479
Total assets	$37,479	$—	$—	$37,479

4. Accrued Expenses

Accrued expense consists of the following:

	As of
	June 30, 2023	December 31, 2022
Employee compensation, benefits, and related accruals	$839	$870
Research and development costs	1,408	900
Professional fees and other accruals	168	324
Total	$2,415	$2,094

5. Other Current Liabilities

In October 2022, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $841 of certain premiums at a 6.85% annual interest rate. Total payments of approximately $72, including interest and principal, are due monthly from November 2022 through October 2023. As of June 30, 2023 and December 31, 2022, the outstanding principal of the loan was $217 and $634, respectively, and is included in other current liabilities on the consolidated balance sheet.

6. Commitments and Contingencies

Operating Leases

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of June 30, 2023 were as follows, in thousands:

As of
June 30, 2023
Assets
Operating lease assets	$736
Total operating lease assets	$736
Liabilities
Current
Operating lease liabilities	$166
Noncurrent
Operating lease liabilities, net of current	608
Total operating lease liabilities	$774

Operating lease costs for the three and six months ended June 30, 2023 was $54 and $108, respectively, as compared to operating lease costs for the three and six months ended June 30, 2022 of $49 and $99, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of June 30, 2023 were as follows:

For the Years Ended December 31,	Operating Leases
2023 (remaining)	$110
2024	221
2025	222
2026	154
2027	87
Thereafter	126
Total undiscounted lease payments	$920
Less: Imputed interest	(146)
Present value of operating lease liabilities	$774

The following table summarizes the lease term and discount rate as of June 30, 2023:

As of
June 30, 2023
Weighted-average remaining lease term (years)
Operating leases	4.5
Weighted-average discount rate
Operating leases	8.1%

The following table summarizes the supplemental cash flow information related to the Company’s operating leases:

	Six Months Ended June 30,
(In Thousands)	2023	2022
Operating cash flows used for operating leases	$99	$73

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

As of June 30, 2023 and December 31, 2022, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of June 30, 2023, no dividends on common stock had been declared by the Company.

ATM

On December 23, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate (the “Shelf”). The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with the Sales Agents providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in ATM offerings under the Shelf. The Company sold 1,105,178 shares of common stock pursuant to the ATM during the six months ended June 30, 2023 for gross proceeds of approximately $2,502. As of June 30, 2023, there was $37,498 remaining of common stock available for sale under the ATM.

Lincoln Park Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement (the “Commitment Shares”). The Company recorded $318 to other expense, net in connection with the issuance of the Commitment Shares. As of June 30, 2023, the Company had not sold any shares of its common stock to Lincoln Park under the Purchase Agreement.

8. Equity-based Compensation

2021 Equity Incentive Plan

On October 7, 2021, the date upon which the Company’s Registration Statement on Form S-1 in connection with the IPO was declared effective, the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) became effective. On the same date, the Company ceased granting awards under its 2017 Equity Incentive Plan (the “2017 Plan”). The 2021 Plan authorizes the award of both equity-based and cash-based incentive awards, including: (i) stock options (both incentive stock options and nonqualified stock options), (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units (“RSUs”), and (v) cash or other stock-based awards. Incentive stock options may be granted only to employees. All other types of awards may be issued to employees, directors, consultants, and other service providers.

As of June 30, 2023, the aggregate number of shares of common stock of the Company that may be issued under the 2021 Plan is 3,001,359. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2023 pursuant to an evergreen provision therein by 1,449,577 shares, representing 5% of total common shares outstanding at December 31, 2022. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 7,543,185 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2021 Plan, the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of June 30, 2023, subject to adjustment as provided in the ESPP, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

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

Stock Options

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2023	2022
Fair value of common stock	$1.65 – $2.99	$1.92 – $3.05
Expected volatility	91.53% – 92.68%	91.09% – 92.72%
Risk-free interest rate	3.46% – 4.21%	1.87% – 3.25%
Dividend yield	0.00%	0.00%
Expected term (years)	6.18 – 6.36	5.50 – 6.08

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

Activity for options was as follows:

	Options Outstanding
				Weighted
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Number of	Exercise	Value	Contractual Life
	Options	Price	(in 000’s)	(In Years)
Balance, December 31, 2022	3,679,468	$5.13	$2,085	6.7
Options granted	576,269	$2.06
Options exercised	—	$—
Options forfeited	(79,742)	$1.95
Options expired	(6,818)	$1.54
Balance, June 30, 2023	4,169,177	$4.77	$1,513	7.0
Exercisable as of June 30, 2023	2,669,797	$4.80	$1,309	6.0

The weighted-average grant date fair value of stock options granted was $1.57 and $1.61 during the three and six months ended June 30, 2023, respectively. The weighted-average grant date fair value of stock options granted was $2.00 and $2.52 during the three and six months ended June 30, 2022, respectively. There were 163,549 and 576,269 stock options granted at an aggregate fair value of $257 and $925 for the three and six months ended June 30, 2023, respectively. There were 214,125 and 426,575 stock options granted at an aggregate fair value of $429 and $1,077 for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2023, there were no stock options exercised. During the three and six months ended June 30, 2022 there were 19,321 and 367,875 stock options exercised, respectively, with an aggregate grant date fair value of $22 and $327, respectively. The intrinsic value of stock options exercised during the three and six months ended June 30, 2022 was $36 and $1,121, respectively.

Restricted Stock Units

The fair values of RSUs are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. RSUs for employees vest annually over three years on each anniversary of the Grant Date and RSUs for non-employee directors vest on the one-year anniversary of the Grant Date. The following table summarizes the Company’s RSU activity for the six months ended June 30, 2023:

	Number of	Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding at December 31, 2022	—	$—
Granted	539,419	$2.07
Vested	—	$—
Forfeited	(19,825)	$—
Outstanding at June 30, 2023	519,594	$2.07

Equity-based Compensation Expense

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options and restricted stock units as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$156	$82	$313	$316
General and administrative	869	810	1,899	1,577
Total equity-based compensation	$1,025	$892	$2,212	$1,893

As of June 30, 2023, total future compensation expense related to unvested awards yet to be recognized by the Company was $6,347, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.9 years.

9. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	June 30,
	2023	2022
Options issued and outstanding	4,169,177	5,234,531
Restricted stock units issued and oustanding	519,594	—
Total	4,688,771	5,234,531

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial conditions and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes thereto as of and for the years ended December 31, 2022 and 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report filed with the Securities and Exchange Commission (“SEC”), on March 23, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Our actual results may differ materially from those discussed below. Please see “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A of our Annual Report for factors that could cause or contribute to such differences.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of innovative, small molecule therapeutics targeting age-related degenerative diseases and disorders of the central nervous system (“CNS”) and retina. Currently available therapies for these diseases are limited, with few Alzheimer’s disease (“AD”) treatments, one approved treatment for age-related macular degeneration (“dAMD”) and no approved treatments for dementia with Lewy bodies. Our goal is to develop disease modifying treatments for patients with these degenerative disorders by initially leveraging our expertise in the σ-2 (sigma-2) receptor (“S2R”), which is expressed by multiple cell types, including neuronal synapses, and acts as a key regulator of cellular damage commonly associated with certain age-related degenerative diseases of the CNS and retina. We believe that targeting the S2R complex represents a mechanism that is functionally distinct from other current approaches in clinical development for the treatment of degenerative diseases. Recent clinical results supports this hypothesis. In the SNAP study, results of which were published in May 2023 in the journal, Translational Neurodegeneration and showed that a single oral dose of CT1812 rapidly displaces Aβ oligomers from synapses of individuals with AD. In the SEQUEL study, top-line results showed that four weeks of treatment with CT1812 improved synapse activity and connectivity of brain regions as measured via quantitative electroencephalogram (“qEEG”). Together, these findings provide evidence that the displacement of oligomers from synapses via CT1812 engagement with the S2R results in improved synapse function.

Since our inception in 2007, we have incurred significant operating losses and devoted substantially all of our time and resources to developing our lead product candidate, CT1812, building our intellectual property portfolio, raising capital and recruiting management and technical staff to support these operations. As of June 30, 2023, we had an accumulated deficit of $126.3 million. We incurred a net loss of $4.7 million and $10.9 million for the three and six months ended June 30, 2023, respectively, and net loss of $5.8 million and $9.6 million for the three and six months ended June 30, 2022, respectively.

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging (the “NIA”), a division of the National Institutes of Health (the “NIH”), and proceeds from our initial public offering (the “IPO”), completed in October 2021, proceeds from our follow-on public offering in November 2022, sales of our common stock through our ATM (as defined below), sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity (“SAFE”) and stock option exercises. Since our inception, we have received approximately $171.0 million in cumulative grant awards to fund our clinical trials, primarily from the NIA, and we have raised approximately $111.2 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, IPO and follow-on public offering, and ATM. As of June 30, 2023, we had cash and cash equivalents of $37.2 million.

On November 15, 2022, we completed our follow-on public offering, pursuant to which we issued and sold 5,000,000 shares of our common stock at a public offering price of $1.20 per share. In connection with the follow-on public offering, we received net proceeds of approximately $5.2 million, after deducting underwriting discounts and commissions and other offering related expenses.

On December 23, 2022, we entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”), providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings (the “ATM”). We sold 1,105,178 shares of common stock under the ATM during the six months ended June 30, 2023 for gross proceeds of approximately $2.5 million. As of June 30, 2023, there was approximately $37.5 million of common stock remaining available for sale under the ATM.

On March 10, 2023, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Lincoln Park Purchase Agreement”). The Lincoln Park Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to direct Lincoln Park to purchase up to $35 million of shares of common stock at our sole discretion, over a 36-month period commencing on March 10, 2023. We filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that are issued under the Lincoln Park Purchase Agreement. As of June 30, 2023, we had not sold any shares of our common stock to Lincoln Park.

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

Impact of COVID-19 on Our Business

Our business has been and could be adversely affected by the effects of the COVID-19 pandemic or other national health issues. For example, our ongoing and/or planned clinical trials may be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory authorities. Additionally, we have made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future.

While the potential further economic impact brought by the COVID-19 pandemic may be difficult to assess or predict, there could be a significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and financial position. As a result, we may face difficulties raising capital through future sales of our common stock or such sales may be on unfavorable terms.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants awarded from governmental bodies that are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of June 30, 2023, the Company has been awarded grants with project periods that extend through May 31, 2026, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203) study of CT1812 in patients with early-stage AD, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201) study of CT1812 in patients with mild-to-moderate AD, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201) study of CT1812 in patients with dementia with Lewy bodies.

Interest Expense

Interest expense consisted of interest expense related to the insurance premium financing arrangement with a lender.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income from money market funds, other fees such as offering costs incurred to establish our equity line financing, as well as foreign currency transaction gains or losses.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating Expenses:
Research and development	$8,497	$9,098	$(601)
General and administrative	3,320	3,115	205
Total operating expenses	11,817	12,213	(396)
Loss from operations	(11,817)	(12,213)	396
Other income (expense):
Grant income	6,925	6,385	540
Other income (expense), net	172	(42)	214
Interest expense	(6)	(7)	1
Total other income, net	7,091	6,336	755
Loss before income tax	(4,726)	(5,877)	1,151
Income tax benefit	—	125	(125)
Net loss	$(4,726)	$(5,752)	$1,026

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Clinical programs	$4,614	$5,485	$(871)
Personnel	2,203	1,877	326
Manufacturing	683	1,110	(427)
Preclinical programs	843	525	318
Facilities and other costs	154	101	53
	$8,497	$9,098	$(601)

Research and development expenses were $8.5 million for the three months ended June 30, 2023, compared to $9.1 million for the three months ended June 30, 2022. The decrease of $0.6 million was primarily due to the following:

●	a decrease of $0.9 million in clinical programs primarly related to lower Phase II trial spend due to non-recurring start up activities with CROs;
●	an increase of $0.3 million in personnel costs associated with expanded research and development activities, and equity-based compensation expense;
●	a decrease of $0.4 million in manufacturing related to costs incurred with contract manufacturing organizations for production of pre-clinical and future clinical trial materials associated with our most advanced product candidates; and
●	an increase of $0.4 million in preclinical programs, facilities and other costs primarily due to increased sponsored research spend under grants.

General and Administrative Expenses

General and administrative expenses were $3.3 million for the three months ended June 30, 2023, compared to $3.1 million for the three months ended June 30, 2022. The increase of $0.2 million was primarily due to:

●	a decrease of $0.2 million in Director & Officer liability insurance and other expenses;
●	an increase of $0.3 million in professional fees and other costs primarily driven by increased audit, tax, and legal expenses; and
●	an increase of $0.1 million in equity-based compensation from stock option and restricted stock unit (“RSU”) grants.

Other Income (Expense)

Grant Income

Grant income was $6.9 million for the three months ended June 30, 2023, compared to $6.4 million for the three months ended June 30, 2022. The change in grant income is correlated with the increase in eligible reimbursable costs related to clinical trials incurred during 2023 as compared to 2022.

Other Income (Expense), Net

Other income, net was $0.2 million for the three months ended June 30, 2023, compared to other expense, net of less than $0.1 million for the three months ended June 30, 2022. The change in other income (expense), net was driven primarily by interest earned on money market funds.

Interest Expense

Interest expense was less than $0.1 million for the three months ended June 30, 2023, compared to interest expense of less than $0.1 million for the three months ended June 30, 2022. Interest expense was not significant in either period.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating Expenses:
Research and development	$13,927	$15,616	$(1,689)
General and administrative	6,863	6,010	853
Total operating expenses	20,790	21,626	(836)
Loss from operations	(20,790)	(21,626)	836
Other income (expense):
Grant income	10,351	12,289	(1,938)
Other expense, net	(443)	(237)	(206)
Interest expense	(16)	(16)	—
Total other income, net	9,892	12,036	(2,144)
Net loss	$(10,898)	$(9,590)	$(1,308)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Clinical programs	$6,594	$9,050	$(2,456)
Personnel	4,662	3,362	1,300
Manufacturing	828	2,061	(1,233)
Preclinical programs	1,618	1,036	582
Facilities and other costs	225	107	118
	$13,927	$15,616	$(1,689)

Research and development expenses were $13.9 million for the six months ended June 30, 2023, compared to $15.6 million for the six months ended June 30, 2022. The decrease of $1.7 million was primarily due to the following:

●	a decrease of $2.5 million in clinical programs primarly related to lower Phase II trial spend due to non-recurring start up activities with CROs;
●	an increase of $1.3 million in personnel costs associated with expanded research and development activities, and equity-based compensation expense;

●	a decrease of $1.2 million in manufacturing related to costs incurred with contract manufacturing organizations for production of pre-clinical and future clinical trial materials associated with our most advanced product candidates; and
●	an increase of $0.7 million in preclinical programs, facilities and other costs primarily due to increased sponsored research spend under grants.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the six months ended June 30, 2023, compared to $6.0 million for the six months ended June 30, 2022. The increase of $0.9 million was primarily due to:

●	a decrease of $0.4 million in Director & Officer liability insurance and other expenses;
●	an increase of $0.1 million in compensation driven by increased headcount;
●	an increase of $0.9 million in professional fees driven by increased audit, tax, and legal services; and
●	an increase of $0.3 million in equity-based compensation from stock option and RSU grants.

Other Income (Expense)

Grant Income

Grant income was $10.4 million for the six months ended June 30, 2023, compared to $12.3 million for the six months ended June 30, 2022. The change in grant income is correlated with the decrease in eligible reimbursable costs incurred during 2023 as compared to 2022.

Other Expense, Net

Other expense, net was $0.4 million for the six months ended June 30, 2023, compared to other expense, net of $0.2 million for the six months ended June 30, 2022. The increase in other expense, net was driven primarily by expenses related to the Lincoln Park Purchase Agreement incurred in the first quarter of 2023.

Interest Expense

Interest expense was less than $0.1 million for the six months ended June 30, 2023, compared to interest expense of less than $0.1 million for the six months ended June 30, 2022. Interest expense was not significant in either period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFE, stock option exercises, follow-on equity offerings, sales under our ATM, and our IPO. Since our inception, we have received grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $111.2 million in net proceeds from sales of our equity securities, convertible notes and SAFE, stock option exercises, our ATM, our IPO and our follow-on public offering. The net proceeds from our IPO, which closed on October 13, 2021, were approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On November 15, 2022, we closed our follow-on public offering, selling 5,000,000 shares of our common stock at a public offering price of $1.20 per share. The net proceeds were approximately $5.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On December 23, 2022, we entered into a sales agreement with the Sales Agents, providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in ATM offerings. As of June 30, 2023, we sold 1,105,178 shares of common stock under the ATM during the six months ended June 30, 2023 for gross proceeds of approximately $2.5 million. As of June 30, 2023, there was $37.5 million of common stock remaining available for sale under the ATM. In addition, in March 2023, we entered into the Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, giving the Company the right, but not the obligation to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. As of June 30, 2023, there had been no shares sold to date under this agreement.

As of June 30, 2023, we had $37.2 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, and income from non-dilutive grants, will be sufficient for us to fund our operating expenses and capital expenditures requirements through the third quarter of 2024, which assumes no usage from the remaining ATM nor the Lincoln Park Purchase Agreement. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic or other diseases, the ongoing conflict between Ukraine and Russia, inflation, liquidity constraints, failures and instability in U.S. and international financial banking systems, and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities	$(6,401)	$(8,345)
Cash flows used in investing activities	(59)	(138)
Cash flows provided by (used in) financing activities	2,085	(465)
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Net decrease in cash and cash equivalents	$(4,372)	$(8,950)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $6.4 million, which consisted primarily of a net loss of $10.9 million, offset primarily by the impact of equity-based compensation of $2.2 million and a net change of $1.9 million in operating assets and liabilities. The net change in operating assets and liabilities was primarily due to a decrease in grant receivables of $1.3 million, a decrease in prepaid expenses and other assets of $0.8 million, an increase in accounts payable and accrued expenses of $1.2 million, and a decrease in deferred grant income and other liabilities of $1.3 million.

Net cash used in operating activities for the six months ended June 30, 2022 was $8.3 million, which consisted primarily of a net loss of $9.6 million, offset by the impact of equity-based compensation of $1.9 million and a net change of $0.8 million in operating assets and liabilities. The net change in operating assets and liabilities was primarily due to an increase in grant receivables of $1.5 million, an increase in other assets of $1.3 million, offset by an increase in other noncurrent liabilities of $1.7 million, and an increase in deferred grant income of $0.5 million.

Investing Activities

Net cash used in investing activities for the six months ended June, 2023 and 2022 was less than $0.1 million and $0.1 million, respectively, related to a decreased purchase of fixed assets. Overall, the change in net cash used in investing activities was insignificant.

Financing Activities

Net cash provided by financing activities was $2.1 million for the six months ended June 30, 2023, and net cash used in financing activities was $0.5 million for the six months ended June 30, 2022. The change in net cash provided by financing activities is primarily related to net proceeds from the issuance of common stock under the ATM program.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2023 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations:	$220	$445	$173	$82	$920
Total:	$220	$445	$173	$82	$920

In October 2022, we entered into an insurance premium financing arrangement with a lender. Under the agreement, we financed $0.8 million of certain premiums at a 6.85% annual interest rate. Total payments of less than $0.1 million, including interest and principal, are due monthly from November 2022 through October 2023. As of June 30, 2023, the outstanding principal of the loan was $0.2 million.

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

We enter into contracts in the normal course of business with CROs and other vendors to assist in the performance of our research and development and other services and products for operating purposes. These contracts typically do not contain minimum purchase commitments and generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations.

Critical Accounting Policies and Use of Estimates

The Critical Accounting Policies and Significant Judgements and Estimates included in our Annual Report on Form 10-K have not materially changed. See “Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 23, 2023.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2023.

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal quarter ended June 30, 2023.

Use of Proceeds from our Initial Public Offering of Common Stock

Our registration statement on Form S-1 (File Nos. 333-257999 and 333-260128) relating to the IPO was declared effective by the SEC on October 7, 2021. There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus, dated October 7, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.	10-Q	001-40886	3.1	05/04/2023
10.3	Employment Agreement, dated April 17, 2023, between Cognition Therapeutics, Inc. and John Doyle	8-K	001-40886	10.1	05/01/2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Cognition Therapeutics, Inc.

Date: August 8, 2023	By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ John Doyle
John Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)