Form 10-K
period 2023-12-31
COGNITION THERAPEUTICS INC
filed 2024-03-26
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates, as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $43,124,364. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock as of March 22, 2024, was 39,000,152.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Philadelphia, PA

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements including “we believe” or similar phrases reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements. These risks and uncertainties include, but are not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the clinical nature of our business and our ability to successfully and in a timely manner advance our current and future product candidates through our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, geopolitical turmoil, including the ongoing global and regional conflicts or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including our ongoing and future clinical trials, preclinical studies and development activities;
●	our dependence on the success of CT1812, our lead product candidate;
●	the novelty of our approach to targeting the σ-2 (sigma-2) receptor (“S2R”) complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to the novel nature of such approach;
●	the success of competing therapies that are or become available;
●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to obtain and maintain regulatory clearance of CT1812 for clinical trials under investigational new drug, or IND, applications and any future IND applications for any of our other product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	economic uncertainty resulting from actual or perceived inflation or banking stability;
●	developments relating to our competitors and our industry; and
●	other risk and uncertainties, including those described in Item 1A “Risk Factors” in this Annual Report.

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

●	We will need substantial additional capital to meet our financial obligations in the future and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

●	We are a clinical-stage biopharmaceutical company with no products approved for commercial sale and have incurred significant losses since our inception in 2007. We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

●	We are conducting Phase 2 clinical trials and have no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

●	To date, we have partially relied on non-dilutive grants to cover certain of our capital requirements for our clinical trials, and we may fail to continue to receive non-dilutive funding.

●	Our business is heavily dependent on the successful development, regulatory approval and commercialization of CT1812 and any future product candidates that we may develop or acquire.

●	We may not successfully expand our pipeline of product candidates, including by pursuing additional indications for CT1812 or by in-licensing or acquiring additional product candidates for other diseases.

●	Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results.

●	We have not tested any of our product candidates in pivotal clinical trials and our product candidates may not have favorable results in future clinical trials.

 Risks Related to Our Intellectual Property

●	If we are unable to obtain and maintain patent protection for our technology and product candidates including our lead product candidate, CT1812, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

●	We may not be able to protect our intellectual property rights throughout the world.

●	Patent terms may be inadequate to protect our competitive position on our product candidates including our lead product candidate, CT1812, for an adequate amount of time.

●	Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate patents or other proprietary rights, may delay or prevent the development and commercialization of any of our product candidates including our lead product candidate, CT1812.

Risks Related to Commercialization, Manufacturing and Reliance on Third Parties

●	Even if our current or future product candidates obtain regulatory approval, they may fail to achieve the broad degree of adoption and use by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.
●	The market opportunities for CT1812, if approved, may be smaller than we anticipate.
●	We rely on third-party suppliers to manufacture our product candidates, and we intend to rely on third parties to produce commercial supplies of any approved product. The loss of these suppliers, or their failure to comply with applicable regulatory requirements or to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business, financial condition, results of operations and prospects.
●	Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process that is more efficient and cost-effective to commercialize our potential products, which may not be successful.
●	We rely on third parties in the conduct of all our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for our product candidates.
●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and for which we receive approval and ultimately harm our financial condition.

Risks Relating to Government Regulation

●	Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.
●	Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved.
●	If we develop a small molecule product candidate that obtains regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales or affected products.

Risks Relating to Our Common Stock

●	The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders.

●	Concentration of our capital stock ownership with our directors and their affiliated entities and our executive officers will limit stockholders’ abilities to influence certain corporate matters.

●	Provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

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

Our lead product candidate, CT1812, is an orally delivered, small molecule modulator designed to penetrate the blood-brain barrier and bind selectively to the S2R complex. We have initially focused on the development of CT1812 for the treatment of Alzheimer’s disease, or AD, by targeting β-amyloid, or Aβ oligomers, which have been linked to the disease. We believe our evidence demonstrates that by binding to the S2R complex, CT1812 displaces Aβ oligomers from their neuronal receptors. Based on this mechanism, we believe CT1812 has the potential to slow the loss of synapses and cognitive decline observed in AD. CT1812 is the first S2R selective ligand modulator to reach clinical trials and is currently in Phase 2 development for the treatment of AD. The direct healthcare costs to care for patients with AD and other dementias in the United States is estimated to exceed $300 billion. Approximately 6.5 million people in the United States have been diagnosed with AD, and the World Health Organization estimates that AD affects as many as 35 million people globally. Among people with AD, approximately 50% have mild disease, 30% have moderate disease and 20% have severe disease.

We are continuing to enroll patients in the Phase 2 COG1201 (SHIMMER) study of CT1812 in mild-to-moderate dementia with Lewy bodies, or DLB. Enrollment concluded in the Phase 2 COG0201 (SHINE) study of CT1812 in mild-to-moderate AD. Preliminary results from an interim analysis of the first 24 patients demonstrated a statistically significant decline in the presence of Aβ monomers and a positive trend on cognitive function as measured by the Alzheimer’s Disease Assessment Scale-Cognitive Subscale, or ADAS-Cog, in patients receiving CT1812 compared to placebo. We anticipate top-line results in mid-2024 after the last participants have completed six months of treatment. As of November 21, 2023, approximately 278 subjects with dementia have received CT1812 in our clinical trials, including subjects with AD and DLB. CT1812 has continued to be well tolerated and has been granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for AD.

Our clinical trials have been funded by approximately $171 million in cumulative grants awarded primarily by the National Institute of Aging, or NIA, a division of the National Institutes of Health, or NIH. Our awards include a grant award of approximately $81 million from the NIA to fund our Phase 2 START (COG0203) study of CT1812 in patients with early-stage AD.  We received clearance from the FDA to proceed with the START clinical trial and recruitment has commenced. We intend to enroll 540 adults with mild cognitive impairment, or MCI, due to AD or mild AD who have elevated levels of Aβ as determined by a clinical diagnosis of AD confirmed with amyloid biomarkers positron emission tomography, or PET, imaging and/or cerebrospinal fluid, or CSF, biomarkers. Participants are being randomized to receive CT1812 or a placebo for 18 months. In addition to cognitive and functional measures, such as the Clinical Dementia Rating Scale, or CDR, Sum of Boxes, or SB, and ADAS-Cog, we intend to use a variety of biomarkers to measure target and/or pathway engagement and assess changes in neurodegeneration and disease progression. We are conducting this clinical trial in collaboration with the Alzheimer’s Clinical Trial Consortium, or ACTC, an NIA-funded clinical trials network designed to accelerate studies for therapeutics for AD and related dementias.

We expanded our CT1812 pipeline to include geographic atrophy, or GA, secondary to dry age-related macular degeneration, or dry AMD as an additional indication. GA is an advanced form of dry AMD, an eye disease that results in the deterioration of the macula, causing distortion, loss of central vision and eventual blindness. The S2R complex is expressed in the retina in several cell types including the retinal pigment epithelial cells, or RPE, photoreceptors and retinal ganglion cells. We believe that an S2R modulator, such as CT1812, may help to regulate the damage-response processes related to these cells that are impaired in GA secondary to dry AMD. We submitted an Investigational New Drug, or IND, application to the FDA at the end of 2022 and we announced dosing of the first patient in our Phase 2 COG2201 (MAGNIFY) study in July 2023. We intend to enroll up to 246 adults in this study.

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

Mild-to-Moderate AD

Phase 2 COG0201 (SHINE) clinical trial, is designed to evaluate safety, dosing and potential efficacy for CT1812 as a treatment for mild-to moderate AD and enrolled 158 adults with mild-to-moderate (MMSE 18-26) AD. In SHINE, the largest of our trials, we are assessing CT1812’s ability to alter disease progression and cognition. Top-line results are expected in mid-2024 after the last participants have completed six months of treatment. In addition, we completed the Phase 2 COG0202 (SEQUEL) study and presented complete results in October 2023 at the Clinical Trials on Alzheimer’s Disease (CTAD) conference. The SEQUEL trial included evaluations of CT1812’s ability to engage with the S2R complex enabling the restoration of synaptic function as measured by quantitative EEG, or qEEG.

Early-stage AD

We received clearance from the FDA to proceed with our Phase 2 START (COG0203) clinical trial to evaluate CT1812 in up to 540 adult patients, which is designed to investigate the potential for CT1812’s use at an earlier stage of AD. In addition to cognitive and functional measures, such as CDR-SB (Clinical Dementia Rating Sum of Boxes), ADAS-Cog and volumetric magnetic resonance imaging, or vMRI, we intend to use a variety of biomarkers to measure target and/or pathway engagement and assess changes in neurodegeneration and disease progression. This trial has been funded by a grant of approximately $81 million from the NIA.

DLB

We are evaluating CT1812 in a 120-patient Phase 2 COG1201 SHIMMER clinical trial to investigate the potential for CT1812’s use as a disease-modifying agent in adults with mild-to-moderate DLB. We are assessing cognitive and functional measures such as Montreal Cognitive Assessment (MoCA), Cognitive Drug Research Battery (CDR), Clinician Assessment of Fluctuation (CAF), Epworth Sleepiness Scale (ESS), Unified Parkinson’s Disease Rating Scale — Part III (MDS-UPDRS3), Clinical Global Impression of Change (ADCS-CGIC), ADCS-Activities of Daily Living (ADCS-ADL) and Neuropsychiatric Inventory (NPI). We are currently recruiting patients in the United States. The trial has been funded by a grant of approximately $30 million from the NIA.

Geographic Atrophy Secondary to Dry AMD

We are also evaluating the use of CT1812 to treat GA secondary to dry AMD in Phase 2 COG2201 (MAGNIFY) study. We are assessing the change in GA lesion size over the treatment duration, as measured by fundus autofluorescence (FAF) imaging, as well as CT1812’s safety and tolerability. We believe that human genetic and proteomic pathway analyses obtained through our AD trials provides evidence of a relationship between the S2R complex and dry AMD. Preclinical data suggest that modulating the S2R complex can alter the biological processes that contribute to dry AMD. We believe that an S2R modulator, such as CT1812, may help to regulate the damage-response processes related to these cells that are impaired in GA secondary to dry AMD. We submitted an Investigational New Drug, or IND, application to the FDA at the end of 2022; the IND was cleared at the end of January 2023; and we announced the initiation of dosing in July 2023.

Discovery Initiatives

We are pursuing a number of early-stage discovery programs which are built upon our identification of five structurally distinct chemical series. We believe we have identified several structurally distinct compounds that possess advantages for specific disease indications and patient populations. A few of these next-generation S2R modulators have been identified for synucleinopathies and dry AMD and are being assessed as potential IND candidates.

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

Our Strategy

Our objectives are to develop and advance our portfolio, beginning with our lead product candidate, CT1812, through clinical development for the treatment of age-related degenerative diseases and disorders of the CNS and retina and to leverage our understanding of the S2R complex and its regulation of pathways to pursue indications in other degenerative disorders. The key elements of our strategy include:

●	Advance clinical development of our lead product candidate, CT1812, in mild-to-moderate AD and earlier stages of the disease. Our lead product candidate, CT1812, has progressed through Phase 1 and into Phase 2 clinical trials. Funding of the Phase 1 and Phase 2 trials has come primarily from the NIA. We are evaluating CT1812 in earlier symptomatic stages of AD and MCI, which is a slight and noticeable measurable decline in cognitive abilities due to AD. Our START (COG0203) clinical trial in patients with mild dementia associated with early-stage AD has been funded by a grant of approximately $81 million awarded from the NIA.
●	Advance clinical development of CT1812 for GA secondary to dry AMD. We are evaluating CT1812 as a potential therapy for GA secondary to dry AMD. GA is an advanced form of dry AMD. Dry AMD is an eye disease that results in the deterioration of the macula, causing visual distortion, loss of central vision and eventual blindness. We are currently evaluating CT1812 in a 246-patient Phase 2 study of CT1812 in patients with GA.

●	Leverage our understanding of the S2R complex to develop product candidates for other CNS and degenerative diseases, including synucleinopathies. We intend to develop and advance other product candidates to treat other conditions, potentially including the synucleinopathies, which include PD and DLB. We are evaluating CT1812 in a 120-patient Phase 2 COG1201 study of CT1812 in patients with DLB, which is funded primarily through the NIA and are currently recruiting patients. Preclinical data published in February 2021 showed that the S2R complex may play an integral role in the pathology of PD and we believe these results merit further study.
●	Expand our pipeline through internal development, in-licensing and acquisitions. We intend to leverage our expertise in drug development and business development to evaluate additional product candidates as well as bring forward novel chemical matter using libraries generated with our Novel Improved Conditioned Extraction, or NICE, screening platform as well as other molecule generation and screening strategies. To achieve this objective, we may supplement our internal development initiatives through selective in-licensing arrangements, as well as investments in strategic collaborations, and partnerships which complement our initiatives.
●	Optimize the value of CT1812 and other product candidates in major markets. We currently retain all worldwide rights to CT1812 for all indications. We plan to develop and pursue approval of CT1812 and other future product candidates in major markets. Where appropriate, we may use strategic collaborations or partnerships to accelerate development and maximize the commercial potential of our programs. We and our key opinion leaders believe CT1812 also can be used in combination with other therapeutics and thus may have many partnering opportunities.
●	Continue to pursue non-dilutive funding opportunities. The majority of our research and clinical efforts have been funded by approximately $171 million in cumulative grants awarded primarily by the NIA. This includes awards totaling $11 million in support of preclinical studies and $160 million for clinical development, the largest of which was the 2020 award of $81 million supporting our upcoming Phase 2 START (COG0203) study of CT1812 in early-stage AD. These grants are non-dilutive and allow us to collaborate with research institutions in pursuing the development of our product candidates for age-related degenerative diseases. We intend to continue our work with these research institutions and plan to seek additional non-dilutive funding for our clinical development when possible.

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

Since our inception, we have collaborated and worked closely with key healthcare organizations and thought leading institutions in the field of degenerative diseases to develop and advance our therapeutic candidates. To date, we have received approximately $171 million in cumulative grants awarded primarily from the NIA to support our clinical trials.

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

To our knowledge, no other biopharmaceutical company has focused solely on stopping the synaptic binding of soluble Aβ oligomers through the use of small molecule receptor modulators, such as CT1812. We believe our deep expertise in oligomer and synaptic biology provides us with a competitive advantage and led to the creation of (1) proprietary assays that target the critical molecular step causing memory loss and (2) proprietary chemical libraries yielding highly brain penetrant small molecule drugs.

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

In addition to neurodegenerative diseases, other degenerative diseases include AMD. AMD is a common eye disease that results in the deterioration of the macula, causing visual distortion, loss of central vision and eventual blindness. An estimated 18 million adults in the United States have some form of AMD, which is the leading cause of vision loss in people over 60 years of age. We believe that human genetic and proteomic pathway analyses obtained through our AD trials provides evidence of a relationship between the S2R complex and dry AMD. Preclinical data suggest that modulation of the S2R complex can alter the biological processes that contribute to dry AMD. We believe that an S2R modulator, such as CT1812, may help to regulate the damage-response processes related to these cells that are impaired in dry AMD. We submitted an IND application to the FDA at the end of 2022; it was cleared by the FDA at the end of January 2023; and we reported that the first participant was dosed in the Phase 2 COG2201 (MAGNIFY) study in July 2023. We intend to enroll approximately 246 adult patients who will be randomized to receive once-daily oral CT1812 or placebo for 24 months.

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

Biomarker and Imaging-Driven Evidence

Biomarkers have become increasingly important in the development of treatments for neurodegenerative diseases for a number of reasons, including monitoring drug activity in patients, assessing changes in disease pathology during treatment and identifying responder populations for clinical trials. Given that biomarker-enabled therapeutics have a higher rate of success at gaining product approval, we elected to employ biomarkers in our programs to mitigate clinical development risk. To that end, in addition to a number of cognitive tests, our clinical trials use a variety of biomarkers to measure target and/or pathway engagement and assess changes in disease progression. For example, in AD, changes in cerebrospinal fluid, or CSF, concentrations of neurogranin and synaptotagmin-1 can be indicative of damage to synapses. In PD and other synucleinopathies, changes in markers such as α-synuclein species, lysosomal enzymes, markers of amyloid and tau pathology, and neurofilament light chain can indicate dysfunction in membrane trafficking and autophagy processes. Quantitative EEG and PET imaging agents as well as vMRI may have utility in several neurodegenerative disorders to measure synaptic function, synaptic density and brain atrophy, respectively.

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

Our Lead Product Candidate: CT1812

Our lead product candidate, CT1812, is an investigational orally delivered, small molecule modulator that penetrates the blood-brain and blood-retina barriers and binds selectively to the S2R complex; and through its modulation of S2R restores normal function of synapses, as well as critical cellular processes such as autophagy, cholesterol biosynthesis, vesicle trafficking, progesterone signaling, lipid membrane-bound protein trafficking and receptor stabilization at the cell surface. CT1812 originated from our initial efforts with our NICE screening platform which enables the generation of innovative leads. Leads identified through NICE were then evaluated using proprietary in vitro assays designed to better emulate in vitro synaptic activity. We believe the use of these assays allows us to identify functionally active structures which may impact neuronal behavior significantly faster than alternate screening approaches. We currently retain worldwide rights to CT1812 for all indications and are developing CT1812 as a potential treatment for a range of diseases including AD, GA secondary to dry AMD and synucleinopathies, such as DLB.

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

Due to the size of the affected population, we believe that AD is one of the most significant unmet medical needs of our time. Nearly six million Americans have been diagnosed with AD and disease prevalence is expected to more than double by 2050. The direct healthcare costs to care for patients with AD and other dementias in the United States is currently estimated to exceed $300 billion and projected to increase to $1 trillion by 2050. Absent the development of meaningful intervention in the course of the disease, the number of people diagnosed with, and dying from, AD is anticipated to escalate appreciably as lifespans lengthen, since prevalence increases significantly with age. The Centers for Disease Control listed AD as the sixth leading cause of death among all adults and the fifth leading cause for those aged 65 or older. The disease is equally devastating worldwide, with the World Health Organization estimating that AD affects as many as 35 million people globally.

Currently Approved AD Therapeutics

Only two disease-modifying therapeutic options have been approved by the FDA: Biogen’s Aduhelm, which received accelerated approval on June 7, 2021 and Eisai’s Leqembi, which received complete approval in July 2023.  Aduhelm and Leqembi are monoclonal antibodies administered via infusion reported to reduce Aβ plaques and protofibrils, and representing approaches that are distinct from our small molecule approach to modulate the S2R, thereby blocking Aβ oligomers from binding to synapses. Other therapies approved for AD are indicated to treat the symptoms of AD: acetylcholinesterase inhibitors, or AChEIs, antipsychotics, glutamatergic modulators and an orexin receptor antagonist. AChEIs are designed to slow the degradation of the neurotransmitter acetylcholine, helping to preserve neuronal communication and function temporarily. Glutamatergic modulators are designed to block sustained, low-level activation of the N-methyl-D-aspartate, or NMDA, receptor without inhibiting the normal function of the receptor in memory and cognition. Namenda (memantine), an NMDA receptor antagonist was approved in the United States in 2003. These therapeutic products do not modify or alter the progression of the underlying disease and provide only modest efficacy in treating the symptoms.

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

Among the more prevalent and targeted mechanisms implicated in AD is the accumulation of Aβ aggregates in the neuronal synapse where disease progression leads to synaptic dysfunction and dysregulation. The accompanying deterioration in neuronal activity ultimately results in neuronal death. As a result, the reduction in the levels of Aβ aggregates at the synapse has been a prominent objective of a significant number of therapeutic candidates, including active and passive immunotherapies, designed specifically to target Aβ aggregates. Several therapeutics in this class have recently been approved by the FDA, including Aduhelm and Leqembi, which are monoclonal antibodies designed to reduce Aβ plaques and protofibrils, approaches that are distinct from but potentially complementary to our small molecule approach of targeting the S2R to prevent Aβ oligomer toxicity at the synapse.

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

CT1812 Uses a Differentiated Mechanism of Action to Selectively Target Aβ Oligomers

Our proprietary CT1812 product candidate employs a novel and fundamentally different mechanism which through alteration of S2R activity selectively facilitates removal of neurotoxic Aβ oligomers. Experimental evidence suggests that Aβ oligomers likely occupy binding sites contiguous to the S2R complex. Binding at these locations is believed to produce structural distortions which inhibit the proper functioning of the S2R complex including its role in regulating critical signaling pathways. The preferential binding of CT1812 to the S2R complex produces changes that alters the binding affinity of Aβ oligomers to their targets. CT1812 binding to the S2R complex likely modulates the conformation of the

S2R complex, which in turn allosterically alters the conformation of the oligomer binding pocket on the oligomer receptors. Binding pocket destabilization leads to displacement of Aβ oligomers from the neurons and neuronal synapse. Once displaced, Aβ oligomers are unable to rebind as long as threshold concentrations of CT1812 are present, and are then rapidly removed from the synapse. Based on our preclinical studies, we believe that CT1812 not only prevents binding of Aβ oligomers, displacing them from the S2R complex sites at neuronal synapses, but also slows Aβ oligomer-induced loss of synapses and restores synaptic activity, which may reverse downstream alterations related to membrane trafficking.

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

CT1812 Clinical Results in AD

We have completed multiple clinical trial evaluations of CT1812, in both healthy volunteers and patients with mild-to-moderate AD, with two clinical trials ongoing (SHINE, which has concluded enrollment, and START, which is currently recruiting). The clinical trials we have conducted to date have enabled us to evaluate the safety profile of CT1812, as well as validate its mechanism through proof-of-concept trials and to conduct initial assessments of its therapeutic potential. The following is the status of our completed and ongoing clinical trials.

Overview of our completed, ongoing and planned clinical studies of CT1812 for AD and dementia

COG0201 — Phase 2 (SHINE) Clinical Trial

Our ongoing COG0201 SHINE study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate the safety and potential efficacy of CT1812. A total of 153 adult participants were enrolled and divided in two CT1812 dose groups (100 mg or 300 mg) and one placebo group, dosed daily for six months. Endpoints include safety and biomarker evidence of disease modification as well as cognitive function, as measured by the ADAS-Cog 11-item version, or ADAS-Cog 11. ADAS-Cog 11 is a globally recognized cognitive scale that is used to assess cognition in patients with AD. Top-line results are expected in mid-2024 after the last participants have completed six months of treatment.

Preliminary data from an interim analysis of the first 24 patients from the COG0201 study demonstrated that CT1812 continued to be generally well tolerated. There were four serious adverse events, or SAEs, which were not drug-related and occurred in a single placebo patient. The patient was discontinued due to one of the SAEs. Treatment emergent adverse events, or TEAEs, were well balanced across all treatment groups. We observed mild and transient elevations of liver enzymes in three patients without any other indications of liver injury. These data were consistent with findings from earlier clinical trials.

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

The interim analysis of the SHINE trial (SHINE A) was not powered to detect statistically significant treatment differences. Nevertheless, p-values were calculated at the time of the interim analysis with respect to the clinical and biomarker outcomes to help inform on the potential importance of observed numerical treatment differences. For these interim analyses, p-values<0.05 were considered “significant” while p values>0.05 were considered “non-significant.” The approximately three-point treatment difference relative to placebo observed for the pooled dose groups that was observed on the ADAS-Cog 11 was non-significant (p>0.05; p=0.1295), while the treatment difference relative to placebo that observed for the reduction in CSF Aβ 42 protein at the 300 mg dose was significant (p<0.05; p=0.0178).

COG0203 — Phase 2 START Clinical Trial

Our COG0203 study, referred to as START, is a randomized, double-blind, placebo-controlled Phase 2 clinical trial designed to enroll 540 patients with early-stage AD and powered to show a change in the rate of cognitive and functional decline. We are currently recruiting patients with MCI due to AD or mild AD who have elevated levels of Aβ as determined by PET imaging or as measured in CSF. The trial is being conducted in collaboration with the ACTC and will utilize approximately 50-60 sites including research sites associated with the consortium, as well as other qualified sites that are not part of the consortium. Patients will be randomized to receive CT1812 or placebo for 18 months. In addition to a battery of cognitive measures, we intend to use a variety of biomarkers to measure target engagement and assess changes in neurodegeneration and disease progression. We have received a grant of approximately $81 million from the NIA to fund this trial.

Completed Proof-of-Concept Clinical Trials for the Mechanism of CT1812

We have conducted a series of clinical proof-of-concept trials intended to assess target engagement and the impact of CT1812 on synaptic activity. These proof-of-concept trials are presented in more detail below.

COG0202 — Phase 2 SEQUEL Clinical Trial

Our COG0202 SEQUEL study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial of 16 patients with mild-to-moderate AD to evaluate the potential efficacy of CT1812 in restoring synaptic function in patients through qEEG measurement, as reflected by relative theta power. The trial is a two-arm crossover trial, in which half of the participants received 300 mg of CT1812 daily for 29 days. After a 14-day wash out period, these participants received placebo for an additional 29 days. The other half of the participants received placebo daily for 29 days. After a 14-day wash out period, these participants received CT1812 treatment for an additional 29 days. CSF and qEEG evaluations were taken periodically throughout the duration of the trial. We completed enrollment in the first quarter of 2023 and presented results in October 2023. Results showed that CT1812-treated participants exhibited a statistically significant change in relative theta in the central region of the brain and consistent trends of improvement across all prespecified EEG parameters, reflecting improved synaptic function after just a matter of weeks.

COG0105 — Phase 1 SPARC Clinical Trial

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

Seventeen patients completed the study protocol, eleven in the CT1812 arm (six in the 100 mg cohort; five in the 300 mg cohort) and six in the placebo arm. CT1812 was well tolerated with similar adverse event rates across treatment arms. Most adverse events were mild-to-moderate in severity with no deaths and no treatment-related SAEs reported. We observed mild and transient elevations of liver enzymes without any other indications of liver injury in two patients in the 300 mg group. The patients were discontinued from the study and the liver enzyme levels returned to normal.

Top-line results from the analyses of secondary endpoints demonstrated that after 24-weeks of treatment, there were no significant treatment differences on the ADAS-Cog 11 change from baseline. In addition, there were no significant treatment differences on SV2A signal change compared to baseline. However, vMRI showed a trend (p=0.0641) towards a significant reduction in the loss of composite brain volume in CT1812- treated patients (pooled) compared to placebo. A statistically significant (p<0.05) reduction in loss of brain volume was also observed in three brain regions

(hippocampus, prefrontal cortex and pericentral cortex) in treated patients (pooled) compared to placebo, as shown in the table below.

LS Mean Change from Baseline in vMRI (composite) over Time by Treatment

COG0104 — Phase 1 SNAP Clinical Trial

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

Results of this clinical trial revealed an increase in Aβ oligomer levels in the CSF over the 24-hour period following treatment with CT1812, but not in the patient administered placebo. These findings were measured using two independent methods, microimmunoelectrodes and western blots. This effect of CT1812 was specific to Aβ oligomers, as no CT1812-related increase in Aβ 1-40 or 1-42 monomer was observed.

We believe these results provide the early proof of principle of CT1812 target engagement in AD patients. Further, we believe that they corroborate our mechanism of action previously demonstrated in preclinical studies, providing the first evidence that our preclinical studies translate to patients with AD.

First evidence of target engagement in humans, which mirrors that found preclinically; and we believe this reinforces that our mechanism of action extends to patients with AD

COG0102 — Phase 1 Clinical Trial

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

Our Phase 1 Safety Trials

In addition to Phase 1 clinical trials conducted in our targeted patient population, we also conducted a series of Phase 1 clinical trials in healthy volunteers designed to evaluate the safety profile of CT1812, as well as determine potential drug-food or drug-drug interactions. These trials and their results, which are summarized below, indicated that CT1812 was generally well tolerated.

COG0101 — First in human phase 1 clinical trial

Our COG0101 study was a randomized, double-blind, placebo-controlled ascending dose Phase 1 multi-cohort clinical trial of 93 healthy volunteers to assess the safety and potential drug-food interactions of CT1812. The trial was conducted in two segments.

The first segment was structured as an ascending single dose trial, in which participants received one dose of CT1812 with increasing doses given to each of six cohorts. In this segment of the trial, eight participants were enrolled per dosing cohort with six participants receiving CT1812 and two receiving placebo. The doses evaluated were 10 mg, 30 mg, 90 mg, 180 mg, 450 mg and 1,120 mg. A seventh cohort of six patients received a single 90 mg dose after receiving a standardized meal. All doses were administered as scheduled.

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

COG0103 — Phase 1 Clinical Trial

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

In all blinded and unblinded clinical trials, several patients experienced asymptomatic, reversible elevations in serum liver chemistries prompting harmonization of monitoring, increasing frequency where appropriate, across our clinical trials.

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

We submitted an IND application to the FDA at the end of 2022 to initiate a Phase 2 clinical trial of CT1812 in this indication; it was cleared by the FDA at the end of January 2023; and we announced in July 2023 that participant dosing had commenced in the Phase 2 COG2201 (MAGNIFY) study. CT1812 will be given orally, once daily for 24 months to determine if it can slow disease progression. Approximately 246 patients will be randomized to receive once-daily oral CT1812 or placebo for 24 months. We are assessing the change in GA lesion size over the treatment duration, as measured by fundus autofluorescence (FAF) imaging, as well as CT1812’s safety and tolerability. We believe that well-characterized clinical endpoints and a defined regulatory path make dry AMD an attractive indication.

Overview of the Disease

AMD is the leading cause of blindness in people over 50 years of age in the United States, afflicting approximately 11 million people in the United States, including an estimated 12% of all U.S. adults over 80 years of age. Dry AMD is a progressive condition and accounts for up to 90% of all AMD cases. Advanced dry AMD, or GA, affects approximately two million people in the United States. There are currently two approved therapeutics for dry AMD, both of which are intravitreal injections designed to regulate the complement system. Other treatments in development are primarily invasive, including intravitreal injections, stem cell replacement and gene therapy approaches. We believe the limited treatment options available for patients with dry AMD, coupled with newly implicated biochemical pathways, make GA secondary to dry AMD an attractive target for the development of therapeutics.

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

The anatomy of the eye and the regions impacted by AMD

Limitations of Current Treatments

There are currently two FDA-approved therapeutics for dry AMD: Apellis Pharmaceuticals’ SYFOVRE and Astellas Pharma’s Izervay, both of which are designed to inhibit complement factors. In addition, there is considerable development activity ongoing involving numerous targets. Beyond complement inhibitors, other areas of ongoing interest include cell and gene therapy approaches to regenerate RPE cells and rescue the loss of photoreceptors. Small molecule visual cycle modulators are also under evaluation to maintain retinal integrity. Most of these approaches require invasive administration.

Rationale for S2R Mechanism of Action

Indications of S2R Involvement in Geographic Atrophy Secondary to Dry AMD

We believe that several lines of evidence suggest that modulation of the S2R complex may provide significant therapeutic utility for the treatment of GA secondary to dry AMD. First, human genetics point to TMEM97 as a promising therapeutic target, as indicated via several large-scale, independent GWA studies. These studies indicate a genetic mutation known as a single nucleotide polymorphism, or SNP, in the TMEM-VTN locus confers decreased risk for dry AMD. It remains unknown if this mutation confers a change in TMEM97 expression levels. However, knockdown of TMEM97 in in vitro models of the disease partially rescues RPE cells from oxidative stress-induced cell death. Further investigation of the role of the S2R complex in dry AMD is ongoing.

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

Preclinical Support for Clinical Trials

We believe that proof-of-concept studies indicate a clear role of S2R modulators in rescuing key aspects of dry AMD. Pathway analysis of transcriptomic data suggests a key role of S2R modulators in regulating pathways involved in cell survival and inflammation.

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

COG2201 — Phase 2 MAGNIFY Clinical Trial

We believe that an S2R antagonist, such as CT1812, may help to regulate the damage-response processes related to these cells that are impaired in GA secondary to dry AMD. We submitted an IND application to the FDA at the end of 2022 to initiate a Phase 2 clinical trial of CT1812 in this indication; it was cleared by the FDA, and we announced that the first participant was dosed in July 2023 in the Phase 2 COG2201 (MAGNIFY) study. CT1812 will be given orally, once daily for 24 months to determine if it can slow disease progression. Approximately 246 patients will be randomized to receive once-daily oral CT1812 or placebo for 24 months. We are assessing the change in GA lesion size over the treatment duration, as measured by fundus autofluorescence (FAF) imaging, as well as CT1812’s safety and tolerability.

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

Synucleinopathies are second only to AD in terms of neurodegenerative disease prevalence. In the United States, as many as 1 million people suffer from PD and an estimated 1.4 million from DLB. According to the Parkinson’s Foundation and the Lewy Body Dementia Association, the direct healthcare costs for patients with PD and DLB are estimated to be approximately $25 billion and $31 billion per year, respectively. For PD, these direct medical costs include an estimated $2 billion for medications annually in the United States.

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

As with oligomers of the Aβ protein in AD, oligomers of α-synuclein are highly toxic when bound to brains cells and internalized. This binding causes cellular stress, including three major pathway disruptions: upregulation of the autophagy receptor LAMP2A, dysregulation of lipid metabolism and a reduction in membrane trafficking. The S2R complex components, PGRMC1 and TMEM97, directly regulate these processes and activities which are compromised by the binding and internalization of α-synuclein oligomers.

Compounds that bind to S2R and block α-synuclein binding and/or internalization are therefore expected to be disease-modifying.

Preclinical Study Support for Clinical Trials

The results of in vitro studies suggest that S2R modulator, such as CT1812, may have disease modifying effect on the synucleinopathies by reversing pathway disruption and dysregulation caused by α-synuclein oligomers. In work funded by grants from the Michael J. Fox Foundation, α-synuclein oligomers were found to bind to brain cells in culture and are internalized as indicated by the red dots in the image to the left below. With the addition of S2R modulator CT1812, the binding and thus internalization of the α-synuclein oligomers is inhibited as indicated in the image to the right below.

CT1812 blocked the binding and internalization of α-synuclein oligomers in the neuronal synapses

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

S2R antagonists reversed the effects of α-synuclein oligomers on LAMP2A expression and trafficking

COG1201 — Phase 2 SHIMMER Clinical Trial

We are actively enrolling participants in our Phase 2, SHIMMER (COG1201) clinical trial, which is studying the use of CT1812 to treat adults with mild-to-moderate DLB. The design of this trial is a double-blind, randomized, six-month trial involving three dose groups, two active treatment cohorts and a placebo group. We intend to enroll approximately 120 patients with equal participant numbers in each of the three dose groups, with daily (QD) dosing. Eligibility requirements include individuals between 50 and 80 years of age that have received a diagnosis of DLB and have a mini-mental state exam, or MMSE, score of between 18 and 27. Clinical endpoints of the trial include safety and physical activity measurements, cognitive assessments, and PK and pharmacodynamic biomarker analyses compared to baseline measurements recorded at the beginning of the trial. In addition, CSF will be collected and analyzed for α-synuclein content and established patterns of differential protein expression.

Additional Product Candidates

Many degenerative disorders are likely to involve a dysfunctional cellular damage response mechanism and significant evidence is emerging which highlights the importance of the S2R complex and its components in regulating this response. The complex likely contains a number of relevant binding sites that may allow for multiple disease intervention approaches, making it an attractive therapeutic target. Accordingly, we are actively engaged in a number of earlier-stage discovery programs which are built upon our identification of five structurally distinct chemical series. From these series we have multiple leads which will be optimized from each of our lead series. Each of these leads has demonstrated favorable potency with variable selectivity in early preclinical testing and each of the molecular series possesses distinct bioavailability and PK properties, including differences in half-life and blood-brain and blood-retina permeability.

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

Grant Funding

Historically, we have sought grant funding to strategically advance our programs. To date, we have secured non-dilutive funds from the NIA, the Michael J. Fox Foundation and other groups to pursue our commonly aligned interests of developing therapeutics for neurodegenerative disorders. Taken together, the company has been awarded approximately $171 million in cumulative grants for the advancement of our pipeline programs. Of this, approximately $81 million in cumulative non-dilutive grants have been awarded by the NIA to fund development of CT1812 for the treatment of AD. As of December 31, 2023, we had approximately $67 million available from NIA funds for applicable expenses to be incurred in the future.

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
			$171,047,879

Each of the grants awarded to us relates to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to CROs, research institutions and/or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for our eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIA grants do not contain claw back provisions, the NIA or other government agency may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIA grant. If any of our expenditures are found to be unallowable or allocated improperly or if we have otherwise violated terms of such NIA grant, the expenditures may not be reimbursed and/or we may be required to repay funds already disbursed. To date, we have not been found to have breached the terms of any NIA grant.

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

Company Owned Intellectual Property

As of March 1, 2024, our intellectual property portfolio contained ten issued U.S. patents, forty five issued foreign patents as well as five pending U.S. provisional applications, three pending U.S. patent applications, one pending Patent

Cooperation Treaty applications and forty five foreign pending patent applications directed to the composition of matter of, pharmaceutical compositions of, methods of use of, and methods for selecting subsets of patients for treatment with our chemical structures, including our lead CT1812. Our current issued patents relating to CT1812 are projected to begin to expire no earlier than 2035, with the composition of matter patent covering CT1812 set to naturally expire in 2035, subject to adjustment or extension of patent term available in a particular jurisdiction. We will likely be awarded Patent Term Extension, or PTE, when CT1812 is approved as a New Chemical Entity, or NCE, that will extend the term of the CT1812 composition of matter patent by up to five years, and we anticipate pursuing additional patents to further protect CT1812 and to further extend the patent term associated with CT1812. We expect to file additional patent applications in support of current and new product candidates as well as new platform and core technologies.

We are the exclusive owner of eight patent families that include several granted U.S. patents and pending U.S. patent applications, as well as granted patents and pending patent applications in numerous foreign jurisdictions, relating to compositions of matter and pharmaceutical compositions of CT1812, analogs of CT1812, and the use of CT1812 for the treatment in certain diseases, disorders and conditions including AD, GA secondary to dry AMD, PD, and synucleinopathies.

The first of these patent families is directed to compositions of matter of CT1812, pharmaceutical compositions of CT1812, methods of using CT1812 for inhibiting amyloid beta effects on a neuronal cell, and methods of using CT1812 to treat AD, and we are the exclusive owner of this patent family in the United States and certain foreign jurisdictions, including Australia, Brazil, Canada, China, the European Union, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and South Africa. As of March 1, 2024, this patent family includes granted patents claiming composition of matter of CT1812, pharmaceutical compositions of CT1812, methods of using CT1812 for inhibiting amyloid beta effects on a neuronal cell, and methods of using CT1812 to treat AD in the United States (three patents), Australia, Brazil, China, the European Union, Hong Kong, India, Israel, Japan, New Zealand, Mexico, South Korea, Russia and South Africa. This patent family also includes a pending U.S. patent application and pending application in certain foreign jurisdictions including India and the European Union. This patent family has a natural expiration date in 2035 subject to any adjustment or extension of patent term that may be available in in a particular jurisdiction such as PTE following approval of the New Drug Application, or NDA, in the United States or extension of patent term via a Supplementary Protection Certificate, or SPC, following EMEA marketing authorization. Upon approval of the NDA for CT1812 in the United States, the patents in this family claiming compositions of matter of CT1812, pharmaceutical compositions of CT1812, and methods of using CT1812 for inhibiting amyloid beta effects on a neuronal cell, and methods of using CT1812 to treat AD will be eligible to be listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. These patents complement the regulatory exclusivity by providing the basis for an additional waiting period prior to the FDA’s   approval of an abbreviated new drug application, or ANDA, or 505(b)(2) applicant. If  an ANDA or 505(b)(2) applicant were to file its application referencing the NDA for CT1812 before expiration of our composition of matter, pharmaceutical composition, and method of use patents and the applicant asserted that our patents identified on the Orange Book to be invalid or not be infringed, it may be subject to additional waiting periods prior to the FDA’s approval (including a statutory 30-month stay if we sue for infringement, or a shorter period if the patent expires or there are certain settlements or judicial decisions in the patent litigation, starting at the end of the five-year NCE regulatory exclusivity period).

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

We also own seven families of pending patent applications directed to methods for selecting subsets of patients with AD for treatment with CT1812, methods of modulating amyloid beta monomer and oligomer levels using CT812, methods of treating GA secondary to dry AMD with CT1812 and methods of treating various neurologic diseases including PD and synucleinopathies with CT1812, as well as a pending provisional application directed to treating certain subsets of AD patients with CT1812 and treating Niemann-Pick disease. Any of these applications, if issued, will have a natural expiration between 2038 and 2044, subject to any adjustment or extension of patent term that may be available such as PTE following NDA approval in the United States as well as any term limitations based upon earlier expiring patents.

Additional Product Candidates

We are the exclusive owner of four patent families that include several pending U.S. patent applications, as well as pending patent applications in numerous foreign jurisdictions directed to additional product candidates. These patent families have expirations no earlier than 2038 subject to any adjustment or extension of patent term that may be available such as PTE following NDA approval in the United States as well as any term limitations based upon earlier expiring patents.

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

CT1812 drug product is manufactured via conventional pharmaceutical processing procedures, employing commercially available excipients and packaging materials. The procedure and equipment employed for manufacture and analysis are consistent with standard pharmaceutical production, and are transferable to a range of manufacturing facilities, if needed. We have selected a larger third-party drug product manufacturer and will be executing technology transfer of drug product manufacture to a larger manufacturer. We will also maintain the current drug substance and product manufacturer as part of our supply chain strategy.

Commercialization Strategy

We currently have no marketing, sales or distribution capabilities. In order to commercialize any products that are approved for commercial sale, we must either develop a sales and marketing infrastructure or collaborate with third parties that have sales and marketing experience.

We may seek third-party support from established pharmaceutical and biotechnology companies for those products that would benefit from the promotional support of a large sales and marketing force. In these cases, we might seek to promote our products in collaboration with marketing partners or rely on relationships with one or more companies with large established sales forces and distribution systems.

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

Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are safer, more effective, better tolerated, or of greater convenience or economic benefit than our proposed product offering. Currently available therapies for these diseases are limited, with two approved disease-modifying treatments each for Alzheimer’s disease and geographic atrophy (GA) secondary to dry AMD but no approved treatments for dementia with Lewy bodies. However, our competitors also may be in a position to obtain FDA or other regulatory approval for their products more rapidly, resulting in a stronger or dominant market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be product safety, efficacy, convenience and treatment cost.

Employees and Human Capital Resources

As of March 1, 2024, we had 28 employees, 25 of whom were full-time and 17 of whom were engaged in research and development activities. Seven of our employees hold Ph.D. or M.D. degrees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

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

The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. During 2023, the Company has taken proactive steps to enhance and improve our policies related to employee welfare and engagement.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested by the sponsor. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach alignment on plans for the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 clinical trials to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

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

Other Healthcare Laws

Our activities are subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil False Claims Act, and laws and regulations pertaining to limitations on and reporting of healthcare provider payments (physician sunshine laws). These laws and regulations are interpreted and enforced by various federal, state and local authorities including CMS, the Office of Inspector General for the U.S. Department of Health and Human Services, the U.S. Department of Justice, individual U.S. Attorney offices within the Department of Justice, and state and local governments. These laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the U.S. civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government;
●	U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and

●	the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the preceding calendar year and other transfers of value provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; applicable manufacturers also are required to report such information regarding payments and transfers of value provided, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

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

The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. The Inflation Reduction Act of 2022, for example, contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. The Inflation Reduction Act of 2022 also caps Medicare beneficiaries’ annual out-of-pocket drug expenses. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the Inflation Reduction Act of 2022. Additional drug pricing proposals could appear in future federal legislation.

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

Other legislative changes have been proposed and adopted since the passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress that include aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which remain in effect through 2031. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  The American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The Affordable Care Act has also been subject to challenges in the courts.  In the most recent challenge, in June 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $25.8 million and $21.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $141.2 million. Our clinical trials have been funded by approximately $171.0 million in cumulative nondilutive grants, awarded primarily by the National Institute of Aging, or NIA, a division of the National Institutes of Health. On October 13, 2021, we completed our initial public offering, or IPO, whereby we received net proceeds of $37.9 million. On November 12, 2021, we received an additional $6.3 million in net proceeds resulting from the exercise of the overallotment option held by the underwriters in our IPO. On November 15, 2022, we completed a follow-on public offering whereby we received net proceeds of $5.2 million. On March 14, 2024, we completed a follow-on public offering whereby we received net proceeds of approximately $10.4 million. We have no products approved for commercialization and have never generated any revenue from product sales.

We have devoted substantially all of our financial resources and efforts to the development of our product candidates, including conducting preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially for the foreseeable future as we:

●	conduct our ongoing and planned clinical trials of CT1812, as well as initiate and complete additional clinical trials;
●	pursue regulatory approval of CT1812 for the treatment of mild-to-moderate Alzheimer’s disease, or AD, dry age-related macular degeneration, or GA secondary to dry AMD, and Parkinson’s disease, or PD, and dementia with Lewy bodies, or DLB, and other age-related degenerative diseases and disorders of the central nervous system, or CNS, and retina;
●	seek to discover and develop additional clinical and preclinical product candidates from libraries generated using Novel Improved Conditioned Extraction, or NICE, screening platform, as well as other molecule generating and screening strategies;
●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
●	maintain, expand and protect our intellectual property portfolio;
●	hire and retain additional clinical, manufacturing and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
●	incur additional legal, accounting and other expenses in operating as a public company;

●	scale up our clinical and regulatory capabilities; and
●	establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including CT1812.

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

We are conducting Phase 2 clinical trials and have no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We commenced operations in 2007, and our operations to date have been largely focused on developing our clinical and preclinical product candidates and our NICE screening platform. We have limited experience conducting and completing clinical trials and not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

As of December 31, 2023, we had $29.9 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, income from our non-dilutive grants, and net proceeds received from our March 2024 follow-on public offering will be sufficient for us to fund our operating expenses and capital expenditures requirements through May of 2025. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including, but not limited to:

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

We believe our existing cash and cash equivalents and income from our non-dilutive grants will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of C1812 and our product candidates. If we receive regulatory approval for any of these product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. In addition to our existing cash and cash equivalents and income from our non-dilutive grans, in March 2023, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, providing for the sale of up to $35 million worth of shares of our common stock. In addition, in December 2022, we entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc., or the Sales Agents, providing for the offering, issuance and sale by us of up to $40 million of our common stock from time to time in “at-the-market” offerings, or the ATM Facility. There can be no assurance that we will be able to sell all of the shares under the equity line with Lincoln Park or the ATM Facility. Amounts available under the equity line with Lincoln Park have a strong and direct correlation to the Company’s publicly traded price per share and volumes. There can be no assurances of our traded price per share and volumes being at sufficient levels to provide adequate funding from the equity line with Lincoln Park or the ATM Facility. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by recent volatility in the equity markets in the United States and worldwide. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

The economic environment may make it difficult to raise capital on acceptable terms or at all.

Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the continued challenging capital markets environment, lower prices for many securities and concerns about potential recessionary factors may affect our ability to raise additional funding through sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our product candidates or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, liquidity constraints, failures and instability in United States and international financial banking systems, geopolitical tensions resulting from the ongoing conflicts between Ukraine and Russia and Israel and Hamas, heightened or fluctuating inflation and interest rates and the related impact on U.S. and global economies or other economic or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.

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

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, top-line, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain Phase 2 clinical trials of CT1812 targeting mild-to-moderate AD, we do not know whether CT1812 will perform in future clinical trials as it has performed in these prior trials. The positive results we have observed for CT1812 in past clinical trials may not be predictive of our ongoing and future clinical trials in humans. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. In addition, changes to the design of our current or future clinical trials may be necessary if there are new developments in the field of Alzheimer’s research. A number of companies in the biopharmaceutical, pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.

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

Efforts by biopharmaceutical and pharmaceutical companies in treating AD have seen limited success in drug development. Only two disease-modifying therapeutic options have been approved by the FDA. Specifically, Biogen’s Aduhelm received accelerated approval on June 7, 2021 and the FDA granted accelerated approval to Eisai’s Leqembi on January 6, 2023.  Aduhelm and Leqembi are monoclonal antibodies administered via infusion reported to reduce Aβ plaques and protofibrils. We cannot be certain that our oral, small-molecule approach will lead to the development of approvable or marketable products. With the exception of Aduhelm and Leqembi, the only drugs approved by the FDA to treat patients with AD address the symptoms of the disease. As a result, the FDA has a limited set of products to rely on in evaluating CT1812. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of CT1812 for the treatment of AD.

We have never conducted pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.

We will need to successfully initiate and complete pivotal clinical trials in order to obtain the approval of the FDA, the European Medicines Agency, or EMA, or other regulatory agencies to market CT1812 or any future product candidate. Carrying out pivotal clinical trials is a complicated process that requires significant financial resources. As an organization, we have not previously initiated nor conducted any later stage or pivotal clinical trials. In order to do so, we will need to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of CT1812 or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates, if approved.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, government funding of other agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

We have conducted, and in the future plan to conduct, clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We have conducted clinical trials of our product candidates outside the United States, and plan to continue to do so in the future. For example, we initially conducted our Phase 1b SNAP clinical trial of CT1812 in collaboration with the Karolinska Institute in Sweden. In addition, the Phase 1 single and multiple ascending dose studies of CT1812 in healthy volunteers (COG0101) as well as the first-in-patient study (COG0102) were conducted in Australia. We opened additional clinical trial site in the Netherlands, Czech Republic and Spain for our SHINE study. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, any comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless:

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

As of March 1, 2024, we had 25 full-time and 3 part-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize CT1812, our lead product candidate, or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth and we expect will lead to increasing costs. Our need to effectively execute our growth strategy requires that we:

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

Significant disruptions of information technology systems and infrastructure, breaches of data security and other incidents could materially adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems and infrastructure to prevent a data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and infrastructure and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may have access to our confidential information. Our internal information technology systems and infrastructure, and those of any future collaborators and our contractors, consultants, vendors and other  third parties on which we rely, are vulnerable to damage, disruption, security compromise or incident, or other unauthorized access or use resulting from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing schemes intended to cause an unauthorized transfer of funds and other social engineering attacks, attachments to emails, persons inside our organization or persons with access to systems and data inside our organization.

The risk of a security compromise, incident, breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access confidential information also increases the risk of lost or stolen devices, security incidents and data security compromises or breaches, which could lead to the loss of confidential information, including intellectual property, proprietary business information and personal information. We may face increased risks of a security compromise, incident, breach or disruption due to our reliance on internet technology and the number of our employees who work on a hybrid basis, at home and in the office.  This may create additional opportunities for cybercriminals to exploit vulnerabilities. The costs to us to investigate, mitigate and remediate security incidents, compromises, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant.

We have in the past experienced threats related to our data and systems, including phishing attacks, and we may in the future experience other threats, compromises or breaches affecting confidential information. While we have implemented security measures designed to protect our data security and information technology systems and infrastructure, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss or misappropriation of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any security compromise affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny.

Moreover, if a computer security compromise or breach affects our systems or infrastructure or results in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information or clinical trial data, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws, and our reputation could be materially damaged.  We would also be exposed to a risk of loss, governmental investigations or enforcement,  litigation, fines, penalties, and other potential legal and financial exposure and liability, which could materially adversely affect our business, results of operations and financial condition.

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

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protects our product including our lead product candidate, CT1812.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic products, expanded the 340B program, and revised the definition of average manufacturer price, or AMP, which could increase the amount of Medicaid rebates manufacturers are required to pay to states. The legislation also extended Medicaid rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those products. There have been significant ongoing efforts to modify or eliminate the

Affordable Care Act. For example, the Tax Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code or the individual mandate.

Other legislative changes have been proposed and adopted since the passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress that include aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which remain went into through 2031.  The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The Affordable Care Act, or ACA, has also been subject to challenges in the courts. In the most recent such challenge in June, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

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

●	HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities;

●	the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the preceding calendar year and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; applicable manufacturers are also required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;

●	the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office and foreign political parties or officials thereof; and

●	similar data protection and healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal data, including the GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union and European Economic Area (including with regard to health data).

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our common stock began trading on the Nasdaq Global Market on October 8, 2021, our stock has traded at prices as low as $0.90 per share and as high as $13.80 per share through March 22, 2024. In particular, the trading prices for biopharmaceutical companies have been highly volatile as a result of supply chain disruptions and the COVID-19 pandemic. These factors include those discussed in this “Risk Factors” section and others such as:

●	the commencement, enrollment, or results of our current and future preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;

●	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	regulatory developments in the United States and foreign countries;

●	changes in the structure of healthcare payment systems, especially in light of current reforms to the United States healthcare system;

●	the success or failure of our efforts to acquire, license, or develop additional product candidates;

●	innovations or new products developed by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	manufacturing, supply or distribution delays or shortages;

●	any changes to our relationship with manufacturers, suppliers, licensors, future collaborators, or other strategic partners;

●	achievement of expected product sales and profitability;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;

●	trading volume of our common stock;

●	an inability to obtain additional funding;

●	sales of our stock by insiders and stockholders;

●	additions or departures of key personnel;

●	intellectual property, product liability, or other litigation against us; and

●	general economic, industry and market conditions, including with respect to the financial markets in the United States and worldwide resulting from inflation, the COVID-19 pandemic and ongoing global and regional conflicts.

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

Because we expect our expenses to increase significantly in the foreseeable future and because, based on our current business plans, we believe that our cash, cash equivalents, income from our non-dilutive grants, and net proceeds received from our March 2024 follow-on public offering will be sufficient for us to fund our operating and capital expenditures through May of 2025. As a result, we may from time to time issue additional shares of common stock or other securities to raise capital. These issuances may be at a discount from the current trading price of our common stock. Our stockholders would experience dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders will experience additional dilution and, as a result, our stock price may decline.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of March 22, 2024, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially owned approximately 30% of our outstanding common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

In December 2022, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants, units and subscription rights or any combination thereof. Concurrently with the filing of such registration statement, we entered into an "at-the-market" offering program, or ATM, which provides for the offering, issuance and sale by us of up shares of our common stock from time to time for aggregate gross proceeds of up to $40 million in sales deemed to be “at-the-market” as defined by the Securities Act of 1933, as amended. For the period ended December 31, 2023, we sold 2,859,074 shares of its common stock pursuant to the ATM for gross proceeds of approximately $5.3 million. For the period ended December 31, 2023, the Company sold 125,000 shares of common stock to Lincoln Park for proceeds of $0.2 million, as part of the equity line financing arrangement. As of December 31, 2023, $34.8 million was available to draw pursuant to the Purchase Agreement. Any additional sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

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

As of December 31, 2023, we had federal net operating loss, or NOL, carryforwards of approximately $29.8 million and state NOL carryforwards of approximately $12.1 million available to offset future taxable income. Of the federal NOL carryforwards, $11.5 million begin to expire in 2035, and $18.3 million can be carried forward indefinitely. State NOL carryforwards will begin to expire in 2028. As of December 31, 2023, we also had $2.9 million of federal research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2029, if not utilized. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Code. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points. Similar provisions under state tax law may also apply. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability. In 2023 we completed an analysis covering the periods from inception through December 31, 2022 to determine whether there may have been a Section 382 ownership change. This analysis showed an ownership change occurred in January 2009 and the Section 382 limitation would result in $0.6 million of federal net operating loss carryforwards expiring unutilized. We updated the analysis through December 31, 2023 and determined that it is more-likely-than-not that our existing net operating loss and research and development tax credit carryforwards could be utilized to offset current and future taxable income or tax, respectively.

Additionally, under the Tax Cuts and Jobs Act, or the TCJA, NOL carryforwards arising in tax years beginning after December 31, 2017 are limited to 80% of taxable income, and may be carried forward indefinitely and are prohibited from being carried back. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, allowed federal NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five tax years preceding the tax year of such loss and temporarily suspends the 80% limitation mentioned above for this period. The changes in the carryforward and carryback periods as well as the limitation on use of NOL carryforwards may significantly impact our ability to use NOL carryforwards, particularly for tax years beginning after December 31, 2023, as well as the timing of any such use, and could adversely affect our results of operations.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our third amended and restated certificate of incorporation and second amended and restated bylaws each contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy, however occurring, including by an expansion of the board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

●	the ability of our board of directors to alter our second amended and restated bylaws without obtaining stockholder approval;

●	the required approval of at least 66 2∕3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our second amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

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

Our third amended and restated certificate of incorporation and second amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our third amended and restated certificate of incorporation and second amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our third amended and restated certificate of incorporation or our second amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our third amended and restated certificate of incorporation and second amended and restated bylaws, however, provide that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. The Supreme Court of Delaware has held that this type of exclusive federal forum provision is enforceable. There may be uncertainty, however, as to whether courts of other jurisdictions would enforce this provision, if applicable.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our third amended and restated certificate of incorporation and second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Our business is susceptible to general conditions in the global economy and in the global financial markets. Further, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the United States and China or the conflicts between Russia and Ukraine and Israel and Hamas, including any additional sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also has in the past and could in the future lead to disruption, instability and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. A severe or prolonged economic downturn, including rises in interest rates, liquidity constraints, failures and instability in the United States and international financial banking systems, inflation, recession or depression, or political disruption has and could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Key national economies, including the United States, have been affected from time to time by economic downturns or recessions, supply chain constraints, heightened and fluctuating inflation and interest rates, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. In particular, in relation to uncertainty around inflation and the U.S. Federal Reserve’s measures to slow inflation, the stock market has been exceptionally volatile.  In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.  In March 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver.  Similarly, in March 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general.  These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

Cognition Therapeutics, Inc. has implemented and maintains an enterprise risk management program that includes processes designed to identify, assess, and mitigate cybersecurity risks.  These processes include the deployment of third-party security solutions and tools designed to monitor, identify, and address cybersecurity risks.  We engage a third-party information technology advisor to support our cyber risk management efforts and, periodically, we engage additional third-party consultants for penetration testing and threat simulation exercises.  We also maintain processes to assess and review the cybersecurity practices of third-party vendors and service providers prior to onboarding, including through review of System and Organization Controls (SOC) reports provided by potential vendors and inclusion of security requirements in contracts, as appropriate.

We, like other companies in our industry, face a number of risks from cybersecurity threats in connection with our business.  Although such risks have not materially affected, and we do not believe they are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats related to our data and systems, including phishing attacks.  For more information about risks from cybersecurity threats, see the risk factor entitled “Significant disruptions of information technology systems and infrastructure, breaches of data security and other incidents could materially adversely affect our business, results of operations and financial condition” included in Item 1A “Risk Factors.”

Governance Related to Cybersecurity Risks

Our cyber risk management program and related operations and processes are managed by the Chief Financial Officer in consultation with other members of the finance team of the company, who collectively have expertise and experience in accounting, financial reporting and auditing, and law and compliance, including as it relates to the assessment of the adequacy of cybersecurity processes.

The Corporate Controller reports to and meets with the Chief Financial Officer periodically to discuss and review risk management processes related to cybersecurity and potential cybersecurity risks, with input from the Company’s third-party information technology advisor as appropriate.  The Chief Financial Officer reports on a quarterly basis to the audit committee, which oversees cybersecurity risks pursuant to the audit committee charter. The audit committee is responsible for discussing cybersecurity-related risks with management, including the steps management has taken to monitor and control such risks, including our risk assessment and risk management policies.

The Chief Financial Officer and the audit committee periodically report on cybersecurity risk management to the board of directors. The board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to confirm that the risk management processes designed and implemented by management are appropriate and functioning as designed.

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

Holders

As of March 22, 2024, there were approximately 39,000,152 shares of our common stock outstanding held by approximately 277 holders of record. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2023.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not purchase any of our registered equity securities during the fiscal year ended December 31, 2023.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of innovative, small molecule therapeutics targeting age-related degenerative diseases and disorders of the central nervous system (“CNS”) and retina. Currently available therapies for these diseases are limited, with few Alzheimer’s disease (“AD”) treatments, two approved treatments for geographic atrophy (GA) secondary to dry age-related macular degeneration (“dAMD”) and no approved treatments for dementia with Lewy bodies. Our goal is to develop disease-modifying treatments for patients with these degenerative disorders by initially leveraging our expertise in the σ-2 (sigma-2) receptor (“S2R”), which is expressed by multiple cell types, including neuronal synapses, and acts as a key regulator of cellular damage commonly associated with certain age-related degenerative diseases of the CNS and retina. We believe that targeting the S2R complex represents a mechanism that is functionally distinct from other current approaches in clinical development for the treatment of degenerative diseases. Recent clinical results support this hypothesis. In the SNAP study, results of which were published in May 2023 in the journal, Translational Neurodegeneration and showed that a single oral dose of CT1812 rapidly displaces Aβ oligomers from synapses of individuals with AD. In the SEQUEL study, top-line results showed that four weeks of treatment with CT1812 improved synapse activity and connectivity of brain regions as measured via quantitative electroencephalogram (“qEEG”). Together, these findings provide evidence that the displacement of oligomers from synapses via CT1812 engagement with the S2R results in improved synapse function. In blinded and unblinded clinical trials, several patients experienced asymptomatic, reversible elevations in serum liver chemistries prompting harmonization of monitoring, increasing frequency where appropriate, across our clinical trials.

Since our inception in 2007, we have incurred significant operating losses and devoted substantially all of our time and resources to developing our lead product candidate, CT1812, building our intellectual property portfolio, raising capital and recruiting management and technical staff to support these operations. As of December 31, 2023, we had an accumulated deficit of $141.2 million. We incurred net losses of $25.8 million and $21.4 million for the years ended December 31, 2023 and 2022, respectively.

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging (the “NIA”), a division of the National Institutes of Health (the “NIH”), and proceeds from our initial public offering (the “IPO”), completed in October 2021, proceeds from our follow-on public offerings in November 2022 and March 2024, sales of our common stock through our ATM (as defined below), sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity (“SAFE”) and stock option exercises. Since our inception, we have received approximately $171.0 million in cumulative grant awards to fund our clinical trials, primarily from the NIA, and we have raised approximately $124.5 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, IPO, follow-on public offerings, ATM, and equity line financing with Lincoln Park. As of December 31, 2023, we had cash and cash equivalents of $29.9 million.

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

On December 23, 2022, we entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc., or the Sales Agents, providing for the offering, issuance and sale by us of up to $40 million of our common stock from time to time in “at-the-market” offerings (the “ATM”). For the period ended December 31, 2023, we sold 2,859,074 shares of its common stock pursuant to the ATM for gross proceeds of approximately $5.3 million.

On March 10, 2023, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Lincoln Park Purchase Agreement”). The Lincoln Park Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to direct Lincoln Park to purchase up to $35 million of shares of common stock at our sole discretion, over a 36-month period commencing on March 10, 2023. We filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that are issued under the Lincoln Park Purchase Agreement. During the year end December 31, 2023, we sold 125,000 shares of common stock to Lincoln Park for proceeds of $0.2 million, as part of the equity line financing arrangement. As of December 31, 2023, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement.

On March 14, 2024, we completed our follow-on public offering, pursuant to which we issued and sold 6,571,428 shares of our common stock at a public offering price of $1.75 per share. In connection with the follow-on public offering, we received net proceeds of approximately $10.4 million, after deducting underwriting discounts and commissions and other offering related expenses.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants awarded from governmental bodies that are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of December 31, 2023, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203) study of CT1812 in patients with early-stage AD, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201) study of CT1812 in patients with mild-to-moderate AD, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201) study of CT1812 in patients with dementia with Lewy bodies.

Interest Expense

Interest expense for the years ended December 31, 2023 and 2022 consisted of interest expense related to the insurance premium financing arrangement with a lender.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income from money market funds, other fees such as offering costs incurred to establish our equity line financing, as well as foreign currency transaction gains or losses.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
(in thousands)	2023	2022	Change
Consolidated Statements of Operations Data:
Operating Expenses:
Research and development	$37,196	$30,324	$6,872
General and administrative	13,528	13,227	301
Total operating expenses	50,724	43,551	7,173
Loss from operations	(50,724)	(43,551)	(7,173)
Other income (expense):
Grant income	24,805	22,217	2,588
Other income (expense), net	158	(35)	193
Interest expense	(27)	(28)	1
Total other income, net	24,936	22,154	2,782
Net Loss	$(25,788)	$(21,397)	$(4,391)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2023	2022	Change
Clinical programs	$21,180	$15,782	$5,398
Personnel	9,193	7,481	1,712
Preclinical programs	3,503	2,178	1,325
Manufacturing	2,890	4,661	(1,771)
Other expense	430	222	208
Total research & development expenses	$37,196	$30,324	$6,872

Research and development expenses were $37.2 million for the year ended December 31, 2023, compared to $30.3 million for the year ended December 31, 2022. The increase of $6.9 million was primarily due to the following:

●	an increase of $5.4 million in clinical programs primarily related to increased Phase 2 trial activities with contract research organizations;
●	an increase of $1.7 million in personnel costs associated with expanded research and development activities, and equity-based compensation expense;
●	an increase of $1.5 million in preclinical programs, and other expense primarily due to increased research spend; and
●	a decrease of $1.7 million in manufacturing related to lower costs with contract manufacturing organizations for the production of pre-clinical and future clinical trial supply.

General and Administrative Expenses

General and administrative expenses were $13.5 million for the year ended December 31, 2023, compared to $13.2 million for the year ended December 31, 2022. The increase of $0.3 million was primarily due to:

●	an increase of $0.6 million in equity-based compensation from stock option grants and restricted stock unit (“RSU”);
●	an increase of $0.3 million in compensation and employee benefits driven by increased headcount;
●	a decrease of $0.2 million in professional fees driven by decreased audit, tax, and legal services; and
●	a decrease of $0.4 million in Director & Officer liability insurance and other expenses.

Other Income (Expense)

Grant Income

Grant income was $24.8 million for the year ended December 31, 2023, compared to $22.2 million for the year ended December 31, 2022. The change in grant income is correlated with the increase in eligible reimbursable costs related to clinical trials incurred during 2023 as compared to 2022.

Other Income (Expense), Net

Other income, net was $0.2 million for the year ended December 31, 2023, compared to other expense, net of less than $0.1 million for the year ended December 31, 2022. The change in other income (expense), net was driven primarily by interest earned on money market funds.

Interest Expense

Interest expense was less than $0.1 million for the year ended December 31, 2023, compared to interest expense of less than $0.1 million for the year ended December 31, 2022. Interest expense was not significant in either period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFE, stock option exercises, follow-on equity offerings, sales under our ATM and equity line financing, and our IPO. Since our inception, we have received grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $124.5 million in net proceeds from sales of our equity securities, convertible notes and SAFE, stock option exercises, our ATM, our equity line financing with Lincoln Park, our IPO and our follow-on public offerings. The net proceeds from our IPO, which closed on October 13, 2021, were approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On November 15, 2022, we closed our follow-on public offering, selling 5,000,000 shares of our common stock at a public offering price of $1.20 per share. The net proceeds were approximately $5.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On December 23, 2022, we entered into a sales agreement with the Sales Agents, providing for the offering, issuance and sale by us of up to $40 million of our common stock from time to time in ATM offerings. As of December 31, 2023, we sold 2,859,074 shares of common stock under the ATM for gross proceeds of approximately $5.3 million. As of December 31, 2023, there was $34.7 million of common stock remaining available for sale under the ATM. In addition, in March 2023, we entered into the Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, giving the Company the right, but not the obligation to sell to Lincoln Park up to $35 million worth of shares of our common stock. During the year ended December 31, 2023, we sold 125,000 shares of common stock to Lincoln Park for proceeds of $0.2 million, as part of the equity line financing arrangement. As of December 31, 2023, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement. On March 14, 2024, we closed our follow-on public offering, selling 6,571,428 shares of our common stock at a public offering price of $1.75 per share. The net proceeds were approximately $10.4 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us.

As of December 31, 2023, we had $29.9 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, income from non-dilutive grants, and net proceeds from our March 2024 follow-on public offering will be sufficient for us to fund our operating expenses and capital expenditures requirements through May of 2025, which assumes no usage from the remaining ATM nor the Lincoln Park Purchase Agreement. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, progress, costs and results of our ongoing and planned clinical trials of CT1812, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to a pandemic, such as the COVID-19 pandemic, or other diseases, macroeconomic conditions, global or political instability, such as the ongoing global and regional conflicts, inflation, or other delays;
●	the scope, progress, costs and results of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
●	the extent to which we develop, in-license or acquire other product candidates and technologies;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
●	the availability, timing, and receipt of any future NIA grants;
●	the number and development requirements of other product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

●	our ability to establish collaborations to commercialize CT1812 or any of our other product candidates outside the United States;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the additional costs we may incur as a result of operating as a public company, including our efforts to enhance operational systems and hire additional personnel, including enhanced internal controls over financial reporting.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of the COVID-19 pandemic or other diseases, the ongoing global and regional conflicts, inflation, liquidity constraints, failures and instability in U.S. and international financial banking systems, and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Cash flows used in operating activities	$(16,018)	$(18,533)
Cash flows used in investing activities	(147)	(171)
Cash flows provided by financing activities	4,521	5,546
Effect of exchange rate changes on cash and cash equivalents	4	(1)
Net decrease in cash and cash equivalents	$(11,640)	$(13,159)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $16.0 million, which consisted primarily of our net loss of $25.8 million partially offset by net non-cash charges of $5.0 million and a net change of $4.8 million in our operating assets and liabilities. The non-cash charges primarily consisted of $0.3 million of other expense related to the Lincoln Park Purchase Agreement, amortization of right-of-use assets and other depreciation and amortization of $0.3 million, and equity-based compensation of $4.4 million. The net change in our operating assets and liabilities was primarily due to an increase in grant receivables of $2.4 million, an increase in prepaid expenses and other assets of $1.8 million, an increase in accounts payable and accrued expenses of $2.4 million, partially offset by a decrease in deferred grant income and other liabilities of $1.6 million, and a decrease of $0.1 million of operating lease liabilities.

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

Investing Activities

During the years ended December 31, 2023 and 2022, we used $0.1 and $0.2 million of cash, respectively, for investing activities related to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $4.5 million and $5.5 million for the years ended December 31, 2023 and 2022, respectively. The change in net cash provided by financing activities is primarily related to net proceeds from the issuance of common stock under the ATM program and sale of common stock pursuant to the Lincoln Park Purchase Agreement during the year ended December 31, 2023 as compared to the proceeds from the issuance of common stock in our November 2022 follow-on public offering in the amount of $5.3 million during the year ended December 31, 2022.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2023 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations:	$221	$377	$175	$37	$810
Total:	$221	$377	$175	$37	$810

In October 2022, we entered into an insurance premium financing arrangement with a lender. Under the agreement, we financed $0.8 million of certain premiums at a 6.85% annual interest rate. Payments of less than $0.1 million are due monthly from October 2022 through September 2023. As of December 31, 2023, there was no remaining outstanding principal on the loan. In October 2023, we entered into an insurance premium financing arrangement with the same lender whereby we financed $0.7 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from October 2023 through September 2024. As of December 31, 2023, the outstanding principal of the loan was $0.5 million.

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

As of December 31, 2023, the total unrecognized compensation expense related to unvested time-based vesting awards was $4.3 million, which is expected to be recognized over weighted-average remaining vesting period of approximately 1.6 years.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report.

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

As of and for the years ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cognition Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cognition Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

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

March 26, 2024

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$29,922	$41,562
Grant receivables	1,281	3,672
Prepaid expenses and other current assets	3,019	2,413
Total current assets	34,222	47,647
Property and equipment, net	284	233
Right-of-use assets, operating leases	657	813
Other assets	—	1,732
Total assets	$35,163	$50,425
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	3,695	3,216
Accrued expenses	4,055	2,094
Deferred grant income, current	1,701	1,702
Operating lease liabilities, current	174	149
Other current liabilities	544	634
Total current liabilities	10,169	7,795
Operating lease liabilities, noncurrent	520	695
Deferred grant income and other liabilities, noncurrent	—	1,686
Total liabilities	10,689	10,176
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 32,165,478 and 28,991,548 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	32	29
Additional paid-in capital	165,826	155,820
Accumulated deficit	(141,189)	(115,401)
Accumulated other comprehensive loss	(195)	(199)
Total stockholders’ equity	24,474	40,249
Total liabilities and stockholders’ equity	$35,163	$50,425

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Year Ended
	December 31,
	2023	2022
Operating Expenses:
Research and development	$37,196	$30,324
General and administrative	13,528	13,227
Total operating expenses	50,724	43,551
Loss from operations	(50,724)	(43,551)
Other income (expense):
Grant income	24,805	22,217
Other income (expense), net	158	(35)
Interest expense	(27)	(28)
Total other income, net	24,936	22,154
Net loss	(25,788)	(21,397)
Unrealized gain (loss) on foreign currency translation	4	(1)
Total comprehensive loss	$(25,784)	$(21,398)
Net loss per share:
Basic	$(0.86)	$(0.91)
Diluted	$(0.86)	$(0.91)
Weighted-average common shares outstanding:
Basic	30,029,087	23,640,199
Diluted	30,029,087	23,640,199

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2021	22,230,032	$22	$145,453	$(94,004)	$(198)	$51,273
Exercise of common stock options	1,761,516	2	1,616	—	—	1,618
Issuance of common stock in follow-on public offering, net of discounts and issuance costs of $816	5,000,000	5	5,179	—	—	5,184
Equity-based compensation	—	—	3,572	—	—	3,572
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(21,397)	—	(21,397)
Balances as of December 31, 2022	28,991,548	$29	$155,820	$(115,401)	$(199)	$40,249
Issuance of common stock under the at-the-market (ATM) sales agreement, net of commissions and allocated fees of $159	2,859,074	3	5,124	—	—	5,127
Issuance of common stock as commitment shares for equity line financing (Note 8)	189,856	—	318	—	—	318
Issuance of common stock related to the equity line financing	125,000	—	210	—	—	210
Equity-based compensation	—	—	4,354	—	—	4,354
Other comprehensive gain	—	—	—	—	4	4
Net loss	—	—	—	(25,788)	—	(25,788)
Balances as of December 31, 2023	32,165,478	$32	$165,826	$(141,189)	$(195)	$24,474

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,788)	$(21,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	83
Equity-based compensation	4,354	3,572
Amortization of right-of-use assets	156	152
Issuance of common stock as commitment shares for equity line financing	318	—
Changes in operating assets and liabilities:
Grant receivables	2,391	(1,873)
Prepaid expenses and other assets	1,852	(1,302)
Other receivables	—	467
Accounts payable and accrued expenses	2,440	(749)
Deferred grant income and other liabilities	(1,687)	2,635
Operating lease liabilities	(150)	(121)
Net cash used in operating activities	(16,018)	(18,533)
Cash flows from investing activities:
Payments for property and equipment	(147)	(171)
Net cash used in investing activities	(147)	(171)
Cash flows from financing activities:
Proceeds from issuance of common stock under the ATM sales agreement, net of commissions and allocated fees	5,127	—
Proceeds from sale of common stock related to the equity line financing	205	—
Proceeds from issuance of common stock in follow-on public offering	—	5,324
Proceeds from the exercise of common stock options	—	1,618
Payments on loan payable	(811)	(1,396)
Net cash provided by financing activities	4,521	5,546
Effect of exchange rate changes on cash and cash equivalents	4	(1)
Net decrease in cash and cash equivalents	(11,640)	(13,159)
Cash and cash equivalents
Cash and cash equivalents – beginning of period	41,562	54,721
Cash and cash equivalents – end of period	$29,922	$41,562
Supplemental disclosures of non-cash financing activities:
Prepayment of insurance through third-party financing	$721	$838
Remeasurement of right-of-use asset and operating lease liability	$—	$349
Deferred offering costs included in Accounts payable	$—	$140

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. Description of Business and Financial Condition

Cognition Therapeutics, Inc. (the “Company”) was incorporated as a Delaware corporation on August 21, 2007. The Company is a biopharmaceutical company developing disease-modifying therapies targeting age-related degenerative diseases and disorders of the central nervous system (“CNS”) and retina. The Company’s pipeline candidates were discovered using proprietary biology and chemistry platforms designed to identify novel drug targets and disease-modifying therapies that address dysregulated pathways specifically associated with neurodegenerative diseases. The Company was founded on the unique combination of biological expertise around these targets, including proprietary assays that emphasize functional responses, and proprietary medicinal chemistry intended to produce novel, high-quality small-molecule drug candidates.

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

On December 23, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-268992) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”) providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). During the year ended December 31, 2023, the Company sold 2,859,074 shares of its common stock pursuant to the ATM for net proceeds of approximately $5,127. Please refer to Note 8 for further details.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. The Company filed a prospectus supplement to its Registration Statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that may be issued under the Purchase Agreement. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement. During the year ended December 31, 2023, the Company sold 125,000 shares of common stock to Lincoln Park for proceeds of $205, as part of the equity line financing arrangement. As of December 31, 2023, $34,795 was available to draw pursuant to the Purchase Agreement. Please refer to Note 8 for further details.

The Company held cash and cash equivalents of $29,922 at December 31, 2023, and received net proceeds from a follow on public offering of common stock of $10,363 in March of 2024 (Note 13). The Company expects that its cash and cash equivalents, including the net proceeds from its IPO, its follow-on public offerings, and its ATM will enable it to fund its operating expenses and capital expenditure requirements through at least the one year period subsequent to the filing date of this Annual Report on Form 10-K. However, additional funding will be necessary to fund future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of grant awards, equity or debt financings, collaboration agreements, strategic alliances, and licensing arrangements. Please refer to Note 13 for further details.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Grant income

The Company generates grant income through grants from government and other (non-government) organizations. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the year ended December 31, 2023 and 2022, the Company generated grant income of $24,805 and $22,217, respectively, primarily from reimbursements from the National Institute of Aging, a division of the NIH for aging research. The current and noncurrent portion of deferred grant income as of December 31, 2023 was $1,701 and $0, respectively, as compared to the current and noncurrent portion of deferred grant income as of December 31, 2022 of $1,702 and $1,686, respectively.

The grants awarded relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grants, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIH grants do not contain payback provisions, the NIH or other government agency may review the Company’s performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIH grant. If any of the expenditures are found to be unallowable or allocated improperly or if the Company has otherwise violated terms of such NIH grant, the expenditures may not be reimbursed and/or the Company may be required to repay funds already disbursed. To date, the Company has not been found to have breached the terms of any NIH grant. As of December 31, 2023, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension.

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

The Company reviews the recorded values of property and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. There were no indicators of impairment of long-lived assets during the years ended December 31, 2023 or 2022.

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

The Company accounts for uncertainty in income taxes using a recognition threshold of more-likely-than-not to be sustained upon examination by the appropriate taxing authority. Measurement of the uncertainty occurs if the recognition threshold is met. The Company has determined that there were no uncertainties as of December 31, 2023 and 2022 that met the recognition threshold.

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

Comprehensive Loss

The Company recorded $4 in other comprehensive gain and $1 in other comprehensive loss related to foreign currency translation for the years ended December 31, 2023 and 2022, respectively. The Company presents comprehensive gain and loss in a single statement within its consolidated financial statements.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or vesting of securities, such stock options and restricted stock units, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

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

Recent Accounting Pronouncements

Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

(“ASU 2016-13”), with amendments in 2018, 2019, 2020, and 2022. The ASU sets forth a “current expected credit loss” model that requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. ASU 2016-13 applies to financial instruments that are not measured at fair value, including receivables that result from revenue transactions. The Company adopted ASU 2020-06 on January 1, 2023, using a modified retrospective approach, and it did not have a material impact on the Company’s consolidated financial statements.

Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC's regulations. The Company is currently evaluating ASU 2023-06 to determine its impact on the Company's consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard enhances transparency in income tax disclosures by requiring, on an annual basis, certain disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU also requires disaggregated disclosure related to pre-tax income (or loss) and income tax expense (or benefit) and eliminates certain disclosures related to the balance of an entity’s unrecognized tax benefit and the cumulative amount of certain temporary differences. The ASU is effective for the Company beginning on January 1, 2025. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company's disclosures.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of December 31, 2023
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$29,391	$—	$—	$29,391
Total assets	$29,391	$—	$—	$29,391

	As of December 31, 2022
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$37,479	$—	$—	$37,479
Total assets	$37,479	$—	$—	$37,479

There were no Level 3 financial instruments during the year ended December 31, 2023 and 2022.

4. Property and Equipment

Property and equipment, net, consisted of the following:

	As of December 31,
	2023	2022
Equipment	$1,193	$1,057
Furniture and fixtures	140	129
	$1,333	$1,186
Less: Accumulated depreciation	(1,049)	(953)
Property and equipment, net	$284	$233

Depreciation expense for the years ended December 31, 2023 and 2022 was $96 and $83, respectively, which includes amortization expense of $2 and $2 for the years ended December 31, 2023 and 2022, respectively.

5. Accrued Expenses

Accrued expense consists of the following:

	As of December 31,
	2023	2022
Employee compensation, benefits, and related accruals	$1,165	$870
Research and development costs	2,520	900
Professional fees and other accruals	370	324
Total	$4,055	$2,094

6. Other Current Liabilities

In October 2022, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $841 of certain premiums at a 6.85% annual interest rate. Total payments of approximately $72, including interest and principal, are due monthly from November 2022 through October 2023. As of December 31, 2022, the outstanding principal of the loan was $634 and the amount was paid off in 2023. In October 2023, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $721 of certain premiums at a 8.65% annual interest rate. Total payments of approximately $62, including interest and principal, are due monthly from November 2023 through October 2024. As of December 31, 2023, the outstanding principal of the loan was $544.

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

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of December 31, 2023 and 2022 were as follows, in thousands:

	As of December 31,
	2023	2022
Assets
Operating lease assets	$657	$813
Total operating lease assets	$657	$813
Liabilities
Current
Operating lease liabilities	$174	$149
Noncurrent
Operating lease liabilities, net of current	520	695
Total operating lease liabilities	$694	$844

Operating lease costs for the year ended December 31, 2023 and 2022 was $215 and $203, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of December 31, 2023 were as follows:

For the Years Ended December 31,	Operating Leases
2024	$221
2025	222
2026	155
2027	87
2028	88
Thereafter	37
Total undiscounted lease payments	$810
Less: Imputed interest	(116)
Present value of operating lease liabilities	$694

The following table summarizes the lease term and discount rate as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	4.1	5.0
Weighted-average discount rate
Operating leases	8.1%	8.1%

Operating cash flows used for operating leases for the year ended December 31, 2023 and 2022 was $209 and $172, respectively.

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

As of December 31, 2023 and 2022, there was no litigation or contingency with at least a reasonable possibility of a material loss.

8. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2023 and 2022, there were 32,165,478 and 28,991,548 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of December 31, 2023, no dividends on common stock had been declared by the Company.

ATM

On December 23, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate (the “Shelf”). The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with the Sales Agents providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in ATM offerings under the Shelf.  The Company sold 2,859,074 shares of common stock pursuant to the ATM during the year ended December 31, 2023 for gross proceeds of approximately $5,286. As of December 31, 2023, there was $34,714 remaining of common stock available for sale under the ATM.

Lincoln Park Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement (the “Commitment Shares”). The Company recorded $318 to other expense, net in connection with the issuance of the Commitment Shares. During the year ended December 31, 2023, the Company sold 125,000 shares of common stock to Lincoln Park for proceeds of $205, as part of the equity line financing arrangement. As of December 31, 2023, $34,795 was available to draw pursuant to the Purchase Agreement.

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

As of December 31, 2023, the aggregate number of shares of common stock of the Company that may be issued under the Plan is 2,954,570. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2023 pursuant to an evergreen provision therein by 1,449,577 shares, representing 5% of total common shares outstanding at December 31, 2022. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 7,543,185 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2021 Plan, the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan, or ESPP, prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of December 31, 2023, a total of 209,532 shares of common stock was authorized and reserved for issuance under the ESPP.

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

Stock Options

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022
Fair value of common stock	$1.20 – $2.99	$1.72 – $3.05
Expected volatility	91.47% – 92.68%	91.09% – 92.73%
Risk-free interest rate	3.46% – 4.71%	1.87% – 4.22%
Dividend yield	0.00%	0.00%
Expected term (years)	6.18 – 6.37	5.50 – 6.40

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

Activity for options was as follows:

	Options Outstanding
				Weighted
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Number of	Exercise	Value	Contractual Life
	Options	Price	(in 000’s)	(In Years)
Balance, December 31, 2022	3,679,468	$5.13	$2,085	6.7
Options granted	628,769	2.01
Options exercised	—	—
Options forfeited	(83,931)	1.98
Options expired	(10,901)	2.10
Balance, December 31, 2023	4,213,405	$4.73	$1,579	6.5
Exercisable as of December 31, 2023	3,012,499	$5.00	$1,431	5.7

The weighted-average grant date fair value of stock options granted was $1.56 and $1.83 during the years ended December 31, 2023 and 2022, respectively. There were 628,769 stock options granted at an aggregate fair value of $983 for the year ended December 31, 2023 and 524,370 stock options granted at an aggregate fair value of $943 for the year ended December 31, 2022. During the year ended December 31, 2023 and 2022, there were 0 and 1,761,516 stock options exercised, respectively, with an aggregate grant date fair value of $0 and $1,325, respectively. The intrinsic value of stock options exercised during the year ended December 31, 2023 and 2022 was $0 and $2,738, respectively.

Restricted Stock Units

The fair values of RSUs are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. RSUs for employees vest annually over three years on each anniversary of the Grant Date and RSUs for non-employee directors vest on the one-year anniversary of the Grant Date. The following table summarizes the Company’s RSU activity for the year ended December 31, 2023:

	Number of	Weighted-Average
	Restricted Stock Units	Grant Date Fair Value
Outstanding at December 31, 2022	—	$—
Granted	542,419	$2.07
Vested	—	$—
Forfeited	(20,264)	$1.97
Outstanding at December 31, 2023	522,155	$2.07

Equity-based Compensation Expense

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options and restricted stock units as follows:

	Year Ended December 31,
	2023	2022
Research and development	$670	$528
General and administrative	3,684	3,044
Total equity-based compensation	$4,354	$3,572

As of December 31, 2023, total future compensation expense related to unvested awards yet to be recognized by the Company was $4,258. Total future compensation expense related to unvested awards yet to be recognized by the Company is expected to be recognized over a weighted-average remaining vesting period of approximately 1.6 years.

10. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	December 31,
	2023	2022
Options issued and outstanding	4,213,405	3,679,468
Restricted stock units issued and outstanding	522,155	—
Total	4,735,560	3,679,468

11. Retirement Plan

The Company maintains a 401(k) retirement plan to provide retirement and incidental benefits for its employees. Employees may contribute a percentage of their annual compensation to the 401(k) retirement plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of 6% of the employees’ compensation per person per year. All matching contributions vest immediately. Company matching contributions to the 401(k) retirement plan totaled $199 and $156 for the year ended December 31, 2023 and 2022, respectively.

12. Income Taxes

The net loss consists of the following components:

	Year Ended December 31,
	2023	2022
Domestic	$(25,767)	$(21,384)
Foreign	(21)	(13)
Total	$(25,788)	$(21,397)

During the years ended December 31, 2023 and 2022, the Company recorded no current or deferred income tax expenses or benefits as the Company has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

Global Intangible Low-Taxed Income (“GILTI”) is the excess of a U.S shareholders total net foreign income over a deemed return on tangible assets. In January 2018, in response to inquiries by companies, the FASB issued guidance that allows companies to elect as an accounting policy whether to treat the GILTI tax as a period cost or to recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal. The Company has elected to treat GILTI as a period expense.

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires the Company to capitalize, and subsequently amortize R&D expense over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Income tax computed at federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.5%	(15.3)%
Change in valuation allowance	(22.4)%	12.0%
R&D Credit	4.5%	(15.1)%
Equity-based compensation	(3.2)%	(1.7)%
Other	(0.4)%	(0.9)%
Effective income tax rate	—%	—%

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$6,847	$8,194
Tax credit carryforwards	3,112	1,728
Equity-based compensation	407	307
Operating lease liabilities	148	178
Capitalized research expenditures	11,371	5,687
Deferred grant income	223	354
Other	246	165
Deferred tax assets	22,354	16,613
Less: valuation allowance	(22,207)	(16,435)
Deferred tax assets after valuation allowance	147	178

Deferred tax liabilities:
Property and equipment, net	(8)	(7)
Right-of-use assets, operating leases	(139)	(171)
Deferred tax liabilities	(147)	(178)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2023 and 2022. Management has considered the Company’s history of cumulative net losses and has concluded as of December 31, 2023 and 2022, that it was more likely than not that the Company will not realize all of the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023 and 2022. The valuation allowance increased by $5,772 and decreased by $2,610 for the years ended December 31, 2023 and 2022, respectively. The increase in valuation allowance in 2023 was primarily a result of an increase to capitalized research expenditures, while the decrease in valuation allowance in 2022 was primarily a result of a reduction in operating losses and tax credits, offset partially by the capitalized research expenditures.

The Company incurred net operating losses (“NOL”) since inception through December 31, 2021. Due to tax law changes, effective January 1, 2022, requiring the Company to capitalize and amortize R&D expenses, the Company was in a taxable position as of December 31, 2023 and 2022, and has utilized NOL generated in prior years to fully offset their income tax expense. As of December 31, 2023, the Company had federal net operating loss carryforwards of $29,843, net of Section 382 limited amounts. Included in federal net operating loss carryforwards of $29,843 is $11,501 that begin to expire in 2035 and $18,342 that can be carried forward indefinitely. As of December 31, 2023, the Company had state net operating loss carryforwards of $12,060, available to reduce future state taxable income, which will begin to expire in 2028. As of December 31, 2023, the Company had foreign net operating loss carryforwards of $349 and foreign research and development tax credit carryforwards of $268 that can be carried forward indefinitely. As of December 31, 2023, the Company had federal research and development tax credit carryforwards of $2,851, net of Section 382 limited amounts, available to reduce future federal tax liabilities, which will begin to expire in 2029.

Utilization of the Company’s net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The amount of the limitation is determined based on the value of the Company immediately prior to the ownership change and could be subject to additional adjustments as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. In 2023 the Company completed an analysis covering the periods from inception through December 31, 2022 to determine whether there may have been a Section 382 ownership change. This analysis showed an ownership change occurred in January 2009 and the Section 382 limitation would result in $589 of federal net operating loss carryforwards expiring unutilized.  The Company updated the analysis through December 31, 2023 and determined that it is more-likely-than-not that the Company’s existing net operating loss and research and development tax credit carryforwards could be utilized to offset current and future taxable income or tax, respectively, due to the conclusion that an ownership change did not occur in 2023.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to further tax examination under statue for tax years beginning on or after January 1, 2020; however, carryforward attributes that were generated prior to January 1, 2020 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

13. Subsequent Events

In March 2024, the Company entered into an underwriting agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC, as representatives of the several underwriters named therein, relating to the issuance and sale by the Company of 6,571,428 shares of its common stock, at a public offering price of $1.75 per share before deducting the underwriters’ discount. The underwriters were granted an option to purchase 985,714 additional shares of common stock, at a public offering price of $1.75 per share before deducting the underwriters’ discount. This offering was made pursuant to the Company’s Shelf Registration Statement, and a related prospectus supplement dated March 11, 2024.

On March 14, 2024, the Company closed the offering, excluding the underwriters’ option to purchase 985,714 additional shares of common stock. The Company received net proceeds of approximately $10,361, after deducting $1,139 of underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K:

Name and Title	Action	Date	Plan	Aggregate Number of securities to be sold	Plan Expiration Date
Aaron Fletcher, Director(1)	Adoption	December 29, 2023	Rule 10b5-1	2,000,000	March 28, 2025

(1) The plan was adopted by BIOS Equity Partners, LP. BIOS Capital Management, LP is the general partner of BIOS Equity Partners, LP. Bios Advisors GP, LLC, an entity controlled by Dr. Aaron Fletcher, is the general partner of Bios Management. As the manager of Bios Advisors, Dr. Fletcher may be deemed to have shared voting and/or dispositive power with respect to shares directly or indirectly held by the

BIOS Equity Partners LP.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2024 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

(a)(3) Exhibits.

The following is a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Cognition Therapeutics, Inc.	8-K	001-40886	3.1	10/14/2021
3.2	Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.	8-K	001-40886	3.1	05/04/2023
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-40886	4.1	3/30/2022
4.4	Form of Indenture	S-3	333-268992	4.4	12/23/2022
10.1	Third Amended and Restated Investors’ Rights Agreement	S-1	333-257999	10.2	07/19/2021
10.2	First Amendment to Third Amended and Restated Investors’ Rights Agreement	S-1	333-257999	10.3	07/19/2021
10.3	Office Lease Agreement between RJ Equities LP and Cognition Therapeutics, Inc., dated July 1, 2017	S-1	333-257999	10.4	07/19/2021
10.4	First Amendment to Office Lease Agreement	S-1	333-257999	10.5	07/19/2021
10.5	Lease Agreement between 2500/2700 Westchester Avenue Owner SPE LLC and Cognition Therapeutics, Inc., dated July 1, 2021	S-1	333-257999	10.6	07/19/2021
10.6	Amended and Restated 2007 Equity Incentive Plan	S-1	333-257999	10.7	07/19/2021
10.7	Cognition Therapeutics, Inc. 2017 Equity Incentive Plan	S-1	333-257999	10.8	07/19/2021
10.8	Amendment to the Cognition Therapeutics, Inc. 2017 Equity Incentive Plan	S-1	333-257999	10.9	07/19/2021
10.9	Amendment to the Cognition Therapeutics, Inc. 2017 Equity Incentive Plan	S-1	333-257999	10.10	07/19/2021
10.10	Cognition Therapeutics, Inc. 2021 Equity Incentive Plan	S-1/A	333-257999	10.11	10/04/2021
10.11	Cognition Therapeutics, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-257999	10.12	10/04/2021
10.12	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Cognition Therapeutics, Inc. 2021 Equity Incentive Plan	S-1	333-257999	10.13	07/19/2021
10.13	Form of Stock Option Grant Notice and Award Agreement under the Cognition Therapeutics, Inc. 2021 Equity Incentive Plan	S-1	333-257999	10.14	07/19/2021
10.14	Employment Agreement, dated June 1, 2020, between Cognition Therapeutics, Inc. and Lisa Ricciardi	S-1	333-257999	10.15	07/19/2021
10.15	Employment Agreement, dated April 17, 2023, between Cognition Therapeutics, Inc. and John Doyle	8-K	001-40886	10.1	05/01/2023
10.16	Office Lease Agreement, dated August 31, 2022	S-1	333-268228	10.29	11/07/2022
10.17	Employee Restrictive Covenant Agreement	S-1/A	333-257999	10.21	07/29/2021
10.18	Board of Directors of Cognition Therapeutics, Inc. Nomination Letter of Mr. Brett Monia, Ph.D.	S-1/A	333-257999	10.23	07/29/2021
10.19	National Institute on Aging, Notice of Award, dated 08/14/2016	S-1	333-257999	10.24	07/19/2021

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.20	National Institute on Aging, Notice of Award, dated 09/08/2018	S-1	333-257999	10.27	07/19/2021
10.21	National Institute on Aging, Notice of Award, dated 08/28/2020	S-1	333-257999	10.28	07/19/2021
10.22	National Institute on Aging, Notice of Award, dated 02/03/2021	S-1	333-257999	10.31	07/19/2021
10.23	National Institute on Aging, Notice of Award, dated 05/06/2021	S-1	333-257999	10.33	07/19/2021
10.24	National Institute on Aging, Notice of Award, dated 05/10/2021	S-1	333-257999	10.34	07/19/2021
10.25	Controlled Equity OfferingSM Sales Agreement, dated December 23, 2022, by and among the registrant, Cantor Fitzgerald & Co. and B. Riley Securities, Inc.	S-3	333-268992	1.2	12/23/2022
10.26	Purchase Agreement, dated as of March 10, 2023, by and between Cognition Therapeutics, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-40886	10.1	03/10/2023
10.27	Registration Rights Agreement, dated as of March 10, 2023, by and between Cognition Therapeutics, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-40886	10.2	03/10/2023
10.28	Form of Performance Restricted Stock Unit Award Agreement	8-K	001-40886	10.1	02/20/2024
21.1	Subsidiaries of Cognition Therapeutics, Inc.					X
23.1	Consent of Ernst & Young LLP, independent registered public accountant					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2

Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Cognition Therapeutics, Inc.’s Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2024.

COGNITION THERAPEUTICS, INC.

By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Lisa Ricciardi	Chief Executive Officer, President and Director	March 26, 2024
Lisa Ricciardi	(Principal Executive Officer)

/s/ John Doyle	Chief Financial Officer	March 26, 2024
John Doyle	(Principal Financial and Accounting Officer)

/s/ Jack A. Khattar	Director (Chairman of the Board)	March 26, 2024
Jack A. Khattar

/s/ Aaron G. L. Fletcher, Ph.D.	Director	March 26, 2024
Aaron G. L. Fletcher, Ph.D.

/s/ Brett P. Monia, Ph.D.	Director	March 26, 2024
Brett P. Monia, Ph.D.

/s/ Ellen B. Richstone	Director	March 26, 2024
Ellen B. Richstone

/s/ Peggy Wallace	Director	March 26, 2024
Peggy Wallace