Form 10-Q
period 2024-03-31
COGNITION THERAPEUTICS INC
filed 2024-05-07
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 2, 2024, there were 40,058,498 shares of the registrant’s common stock issued and outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements, including, but not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the clinical nature of our business and our ability to successfully and in a timely manner advance our current and future product candidates through our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, geopolitical turmoil, including the ongoing global and regional conflicts or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including our ongoing and future clinical trials, preclinical studies and development activities;
●	our dependence on the FDA approval of CT1812, our lead product candidate;
●	the approach to targeting the σ-2 (sigma-2) receptor (“S2R”) complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to this approach;
●	the success of competing therapies that are, or become, available;
●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to obtain and maintain regulatory clearance of CT1812 for clinical trials under investigational new drug (“IND”) applications and any future IND applications for any of our other product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;

●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	economic uncertainty resulting from actual or perceived inflation or banking stability;
●	developments relating to our competitors and our industry; and
●	other risk and uncertainties, including those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on March 26, 2024.

You should refer to the “Risk Factors” section of our Annual Report for the year ended December 31, 2023 for a discussion of material factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	As of
	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,671	$29,922
Grant receivables	861	1,281
Prepaid expenses and other current assets	2,436	3,019
Total current assets	37,968	34,222
Property and equipment, net	257	284
Right-of-use assets, operating leases	626	657
Total assets	$38,851	$35,163
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,639	$3,695
Accrued expenses	4,734	4,055
Deferred grant income, current	1,584	1,701
Operating lease liabilities, current	180	174
Other current liabilities	366	544
Total current liabilities	9,503	10,169
Operating lease liabilities, noncurrent	488	520
Total liabilities	9,991	10,689
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 39,985,866 and 32,165,478 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	40	32
Additional paid-in capital	179,160	165,826
Accumulated deficit	(150,340)	(141,189)
Accumulated other comprehensive loss	—	(195)
Total stockholders’ equity	28,860	24,474
Total liabilities and stockholders’ equity	$38,851	$35,163

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating Expenses:
Research and development	$10,553	$5,430
General and administrative	3,549	3,543
Total operating expenses	14,102	8,973
Loss from operations	(14,102)	(8,973)
Other income (expense):
Grant income	4,912	3,426
Other income (expense), net	244	(615)
Interest expense	(10)	(10)
Loss on currency translation from liquidation of subsidiary	(195)	—
Total other income, net	4,951	2,801
Net loss	$(9,151)	$(6,172)
Foreign currency translation adjustment, including reclassifications	195	4
Total comprehensive loss	$(8,956)	$(6,168)
Net loss per share:
Basic	$(0.27)	$(0.21)
Diluted	$(0.27)	$(0.21)
Weighted-average common shares outstanding:
Basic	33,735,269	29,094,592
Diluted	33,735,269	29,094,592

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balances as of December 31, 2023	32,165,478	$32	$165,826	$(141,189)	$(195)	$24,474
Issuance of common stock in follow-on public offering, net of discounts and issuance costs of $1,329	7,557,142	8	11,888	—	—	11,896
Issuance of common stock under the at-the-market (ATM) sales agreement, net of commissions and allocated fees	191,273	—	381	—	—	381
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	71,973	—	(106)	—	—	(106)
Equity-based compensation	—	—	1,171	—	—	1,171
Reclassification adjustment of foreign currency translation included in net loss for liquidation of subsidiary	—	—	—	—	195	195
Net loss	—	—	—	(9,151)	—	(9,151)
Balances as of March 31, 2024	39,985,866	$40	$179,160	$(150,340)	$—	$28,860

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balances as of December 31, 2022	28,991,548	$29	$155,820	$(115,401)	$(199)	$40,249
Issuance of common stock under the at-the-market (ATM) sales agreement, net of commissions and allocated fees	95,823	—	197	—	—	197
Issuance of common stock as commitment shares for equity line financing (see Note 7)	189,856	—	318	—	—	318
Equity-based compensation	—	—	1,187	—	—	1,187
Other comprehensive gain	—	—	—	—	4	4
Net loss	—	—	—	(6,172)	—	(6,172)
Balances as of March 31, 2023	29,277,227	$29	$157,522	$(121,573)	$(195)	$35,783

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,151)	$(6,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	21
Equity-based compensation	1,171	1,187
Amortization of right-of-use assets	31	39
Loss on currency translation from liquidation of subsidiary	195	—
Issuance of common stock as commitment shares for equity line financing	—	318
Changes in operating assets and liabilities:
Grant receivables	420	2,063
Prepaid expenses and other assets	583	(72)
Accounts payable and accrued expenses	(377)	(75)
Deferred grant income and other liabilities	(117)	22
Operating lease liabilities	(26)	(36)
Net cash used in operating activities	(7,244)	(2,705)
Cash flows from investing activities:
Payments for property and equipment	—	(41)
Net cash used in investing activities	—	(41)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net	11,896	—
Proceeds from issuance of common stock under the ATM sales agreement, net of commissions and allocated fees	381	197
Payment of employee withholding taxes on vested restricted stock units	(106)
Payments on loan payable	(178)	(207)
Net cash provided by (used in) financing activities	11,993	(10)
Effect of exchange rate changes on cash and cash equivalents	—	4
Net increase (decrease) in cash and cash equivalents	4,749	(2,752)
Cash and cash equivalents
Cash and cash equivalents – beginning of period	29,922	41,562
Cash and cash equivalents – end of period	$34,671	$38,810

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

In January 2024, the Company ceased operations at Cognition Therapeutics PTY LTD, a wholly owned subsidiary (the “Subsidiary”) and completed its liquidation of the Subsidiary (the “Liquidation”). In accordance with the Liquidation, the Company removed the AOCI balance associated with the currency translation adjustments and recorded a loss on liquidation of the Subsidiary in accumulated deficit.

On December 23, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-268992) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”) providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). During the three months ended March 31, 2024, the Company sold 191,273 shares of its common stock pursuant to the ATM for gross proceeds of approximately $393. Please refer to Note 7 for further details.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. The Company filed a prospectus supplement to its Registration Statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that may be issued under the Purchase Agreement. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement. During the three months ended March 31, 2024, the Company did not sell any shares of common stock to Lincoln Park. As of March 31, 2024, $34,795 was available to draw pursuant to the Purchase Agreement. Please refer to Note 7 for further details.

On March 14, 2024, the Company closed a follow-on public offering of 6,571,428 shares of the Company’s common stock at a public offering price of $1.75 per share (“March 2024 Offering”). As part of the March 2024 Offering, the underwriters exercised their option to purchase 985,714 shares of the Company’s common stock on March 28, 2024, at a public offering price of $1.75 per share. The gross proceeds from the March 2024 Offering were $13,225 and the net proceeds were approximately $11,896, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company.

The Company held cash and cash equivalents of $34,671 at March 31, 2024. The Company expects that its cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements through at least the one year period subsequent to the filing date of this Quarterly Report on Form 10-Q. However, additional funding will be necessary beyond this point to fund the Company’s future preclinical and clinical activities. The Company expects to finance its future cash needs through a combination of grant awards, equity or debt financings, collaboration agreements, strategic alliances and licensing arrangements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2024, the statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2024.

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

Grant Income

The Company generates grant income through grants from government and other (non-government) organizations. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the three months ended March 31, 2024 and 2023, the Company generated grant income of $4,912 and $3,426, respectively, primarily from reimbursements from the National Institute of Aging (the “NIA”), a division of the NIH for aging research. The current and noncurrent portion of deferred grant income as of March 31, 2024 was $1,584 and $0, respectively, as compared to the current and noncurrent portion of deferred grant income as of December 31, 2023 of $1,701 and $0, respectively.

The grants awarded relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grants, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIH grants do not contain payback provisions, the NIH or other government agency may review the Company’s performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIH grant. If any of the expenditures are found to be unallowable or allocated improperly or if the Company has otherwise violated terms of such NIH grant, the expenditures may not be reimbursed and/or the Company may be required to repay funds already disbursed. To date, the Company has not been found to have breached the terms of any NIH grant. As of March 31, 2024, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension.

Research and Development Costs

The Company is involved in research and development of treatments for a variety of diseases related to the central nervous system, with a focus on Alzheimer’s disease, dementia with Lewy bodies, and geographic atrophy (GA) secondary to dry age-related macular degeneration. Research and development costs are expensed as incurred. Research and development expenses consist principally of personnel costs, including salaries, stock-based compensation, and benefits for employees, third-party license fees and other operational costs related to its research and development activities, including allocated facility-related expenses and external costs of outside vendors, including CROs, and other direct and indirect costs. Non-refundable research and development costs are deferred and expensed as the related goods are delivered or services are performed. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks. Costs for certain research and development activities are recognized based on the pattern of performance of the individual arrangements, which may differ from the pattern of billings incurred, and are reflected in the consolidated financial statements as prepaid expenses or as accrued research and development expenses.

Equity-based Compensation

Following the provisions of ASC 718, Compensation — Stock Compensation, the Company recognizes compensation expense for equity-based grants using the straight-line attribution method, in which the expense is recognized ratably over the requisite service period within operating expenses based on the grant date fair value. The Company also has granted awards subject to performance-based vesting. The Company recognizes compensation expense for these awards commencing in the period in which the vesting condition becomes probable of achievement. The grant date fair value of stock options are estimated on the date of grant using the Black-Scholes option pricing model. Forfeitures are recognized in the period in which they occur.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate, apply that rate in providing for income taxes on a current year-to-date (interim period) basis, and include the tax impact for discrete items within the interim period. The Company maintains a full valuation allowance against all deferred tax assets as of March 31, 2024 and December 31, 2023, as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of March 31, 2024 and December 31, 2023, the Company had no uncertain tax positions.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of March 31, 2024
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$34,228	$—	$—	$34,228
Total assets	$34,228	$—	$—	$34,228

	As of December 31, 2023
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$29,391	$—	$—	$29,391
Total assets	$29,391	$—	$—	$29,391

4. Accrued Expenses

Accrued expense consists of the following:

	As of
	March 31, 2024	December 31, 2023
Employee compensation, benefits, and related accruals	$604	$1,165
Research and development costs	3,764	2,520
Professional fees and other accruals	366	370
Total	$4,734	$4,055

5. Other Current Liabilities

In October 2023, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $721 of certain premiums at a 8.65% annual interest rate. Total payments of approximately $62, including interest and principal, are due monthly from November 2023 through October 2024. As of March 31, 2024 and December 31, 2023, the outstanding principal of the loan was $366 and $544, respectively, and is included in other current liabilities on the consolidated balance sheet.

6. Commitments and Contingencies

Operating Leases

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of March 31, 2024 were as follows, in thousands:

	As of
	March 31, 2024	December 31, 2023
Assets
Operating lease assets	$626	$657
Total operating lease assets	$626	$657
Liabilities
Current
Operating lease liabilities	$180	$174
Noncurrent
Operating lease liabilities, net of current	488	520
Total operating lease liabilities	$668	$694

Operating lease costs for the three months ended March 31, 2024 and 2023 was $55 and $50, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of March 31, 2024 were as follows:

For the Years Ended December 31,	Operating Leases
2024 (Remaining)	$169
2025	226
2026	158
2027	91
2028	92
Thereafter	39
Total undiscounted lease payments	$775
Less: Imputed interest	(107)
Present value of operating lease liabilities	$668

The following table summarizes the lease term and discount rate as of March 31, 2024:

	As of
	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	3.9	4.1
Weighted-average discount rate
Operating leases	8.1%	8.1%

Operating cash flows used for operating leases for the three months ended March 31, 2024 and 2023 was $56 and $50, respectively.

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

As of March 31, 2024 and December 31, 2023, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of March 31, 2024, no dividends on common stock had been declared by the Company.

ATM

On December 23, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate (the “Shelf”). The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with the Sales Agents providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in ATM offerings under the Shelf.  The Company sold 191,273 shares of common stock pursuant to the ATM during the three months ended March 31, 2024 for gross proceeds of approximately $393. As of March 31, 2024, there was $34,321 remaining of common stock available for sale under the ATM, subject to the limitations of General Instruction I.B.6 of Form S-3.

Lincoln Park Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement (the “Commitment Shares”). The Company recorded $318 to other expense, net in connection with the issuance of the Commitment Shares. During the three months ended March 31, 2024, the Company did not sell any shares of common stock to Lincoln Park. As of March 31, 2024, $34,795 was available to draw pursuant to the Purchase Agreement.

March 2024 Offering

In March 2024, the Company entered into an underwriting agreement with Titan Partners Group LLC, a division of American Capital Partners, LLC, relating to the issuance and sale by the Company of 7,557,142 shares of its common stock, which included the exercise of the underwriters’ option to purchase 985,714 additional shares of common stock, at a public offering price of $1.75 per share. The Company closed this offering on March 14, 2024 and the full exercise of the underwriters’ option to purchase 985,714 additional shares of common stock was closed on March 28, 2024. The Company received net proceeds of approximately $11,896, after deducting $1,329 of underwriting discounts and commissions and other offering related expenses payable by the Company.

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

As of March 31, 2024, the aggregate number of shares of common stock of the Company that may be issued under the 2021 Plan is 2,650,583. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2024 pursuant to an evergreen provision therein by 643,309 shares, representing 2% of total common shares outstanding at December 31, 2023. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 7,543,185 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2021 Plan, the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of March 31, 2024, subject to adjustment as provided in the ESPP, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

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

Stock Options

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Fair value of common stock	$1.98 – $1.98	$1.65 – $2.12
Expected volatility	92.29% – 92.29%	92.29% – 92.68%
Risk-free interest rate	4.23% – 4.23%	3.46% – 4.21%
Dividend yield	0.00%	0.00%
Expected term (years)	6.10-6.20	6.18 – 6.21

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

Activity for options was as follows:

	Options Outstanding
				Weighted
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Number of	Exercise	Value	Contractual Life
	Options	Price	(in 000’s)	(In Years)
Balance, December 31, 2023	4,213,405	$4.73	$1,579	6.5
Options granted	205,000	$1.98
Options exercised	—	$—
Options forfeited	(3,050)	$2.49
Options expired	(1,250)	$2.66
Balance, March 31, 2024	4,414,105	$4.61	$1,515	6.4
Exercisable as of March 31, 2024	3,322,003	$4.96	$1,422	5.7

The weighted-average grant date fair value of stock options granted was $1.56 and $1.62 during the three months ended March 31, 2024 and 2023, respectively. There were 205,000 and 412,720 stock options granted at an aggregate fair value of $320 and $668 for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, there were no stock options exercised.

Restricted Stock Units

The fair values of RSUs are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. RSUs with time base vesting conditions for employees vest annually over three or four years on each anniversary of the Grant Date and RSUs for non-employee directors vest on the one-year anniversary of the Grant Date. RSUs with performance conditions for employees vest on the one-year anniversary of the performance achievement date. During the three months ending March 31, 2024, the Company granted 796,200 RSU awards containing performance and time based vesting conditions to employees. As of March 31, 2024, the Company determined that the achievement of the performance target was probable and therefore, recognized expense for these awards during the three months ended March 31, 2024. The following table summarizes the Company’s RSU activity for the three months ended March 31, 2024:

	Number of	Weighted-Average
	Restricted Stock Units	Grant Date Fair Value
Outstanding at December 31, 2023	522,155	$2.07
Granted	796,200	$1.98
Vested	(118,527)	$2.10
Forfeited	(3,050)	$2.49
Outstanding at March 31, 2024	1,196,778	$1.96

Equity-based Compensation Expense

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options and restricted stock units as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$231	$157
General and administrative	940	1,030
Total equity-based compensation	$1,171	$1,187

As of March 31, 2024, total future compensation expense related to unvested awards yet to be recognized by the Company was $4,970, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.91 years. Total unrecognized compensation expense related to unvested performance-based awards was $940, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.5 years.

9. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	March 31,
	2024	2023
Options issued and outstanding	4,414,105	4,090,006
Restricted stock units issued and outstanding	1,196,778	375,870
Total	5,610,883	4,465,876

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial conditions and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes thereto as of and for the years ended December 31, 2023 and 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report filed with the Securities and Exchange Commission (“SEC”), on March 26, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Our actual results may differ materially from those discussed below. Please see “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A of our Annual Report for factors that could cause or contribute to such differences.

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

Since our inception in 2007, we have incurred significant operating losses and devoted substantially all of our time and resources to developing our lead product candidate, CT1812, building our intellectual property portfolio, raising capital and recruiting management and technical staff to support these operations. As of March 31, 2024, we had an accumulated deficit of $150.3 million. We incurred a net loss of $9.2 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively.

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging (the “NIA”), a division of the National Institutes of Health (the “NIH”), and proceeds from our initial public offering (the “IPO”), completed in October 2021, proceeds from our follow-on public offering in November 2022 and March 2024, sales of our common stock through our ATM (as defined below), sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity (“SAFE”) and stock option exercises. Since our inception, we have received approximately $171.0 million in cumulative grant awards to fund our clinical trials, primarily from the NIA, and we have raised approximately $125.9 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, IPO and follow-on public offerings, ATM, and equity line financing with Lincoln Park. As of March 31, 2024, we had cash and cash equivalents of $34.7 million.

On December 23, 2022, we entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”), providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings (the “ATM”). We sold 191,273 shares of common stock under the ATM during the three months ended March 31, 2024 for gross proceeds of approximately $0.4 million. As of March 31, 2024, there was approximately $34.3 million of common stock remaining available for sale under the ATM subject to the limitations of General Instruction I.B.6 of Form S-3.

On March 10, 2023, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Lincoln Park Purchase Agreement”). The Lincoln Park Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to direct Lincoln Park to purchase up to $35 million of shares of common stock at our sole discretion, over a 36-month period commencing on March 10, 2023. We filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that are issued under the Lincoln Park Purchase Agreement. During the three months ended March 31, 2024, we did not sell any shares of common stock to Lincoln Park. As of March 31, 2024, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement.

On March 14, 2024, we completed our follow-on public offering, pursuant to which we issued and sold 6,571,428 shares of our common stock at a public offering price of $1.75 per share. On March 28, 2024, the underwriters exercised their option to purchase 985,714 shares of our common stock at a public offering price of $1.75 per share. In connection with the follow-on public offering, we received net proceeds of approximately $11.9 million, after deducting underwriting discounts and commissions and other offering related expenses.

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

Impact of COVID-19 on Our Business

Our business has been and could be adversely affected by the effects of the COVID-19 pandemic or other national health issues. For example, our ongoing and/or planned clinical trials may be impacted by interruptions or delays at clinical trial sites or operations of the FDA and comparable foreign regulatory authorities. Additionally, we have made certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA and may need to make further adjustments in the future.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants awarded from governmental bodies that are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of March 31, 2024, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203) study of CT1812 in patients with early-stage AD, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201) study of CT1812 in patients with mild-to-moderate AD, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201) study of CT1812 in patients with dementia with Lewy bodies.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income from money market funds, other fees such as offering costs incurred to establish our equity line financing, as well as foreign currency transaction gains or losses.

Interest Expense

Interest expense consisted of interest expense related to the insurance premium financing arrangement with a lender.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating Expenses:
Research and development	$10,553	$5,430	$5,123
General and administrative	3,549	3,543	6
Total operating expenses	14,102	8,973	5,129
Loss from operations	(14,102)	(8,973)	(5,129)
Other income (expense):
Grant income	4,912	3,426	1,486
Other income (expense), net	244	(615)	859
Interest expense	(10)	(10)	—
Loss on currency translation from liquidation of subsidiary	(195)	—	(195)
Total other income, net	4,951	2,801	2,150
Net loss	$(9,151)	$(6,172)	$(2,979)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Clinical programs	$6,398	$1,980	$4,418
Personnel	2,857	2,459	398
Manufacturing	1,004	145	859
Preclinical programs	235	775	(540)
Other costs	59	71	(12)
	$10,553	$5,430	$5,123

Research and development expenses were $10.6 million for the three months ended March 31, 2024, compared to $5.4 million for the three months ended March 31, 2023. The increase of $5.1 million was primarily due to the following:

●	an increase of $4.4 million in clinical programs primarily related to increased Phase II trial activities with contract research organizations;
●	an increase of $0.4 million in personnel costs associated with expanded research and development activities, and equity-based compensation expense;
●	an increase of $0.9 million in manufacturing related to higher costs with contract manufacturing organizations for the replenishment of clinical trial supply; and
●	a decrease of $0.6 million in preclinical programs and other costs primarily due to decreased research activities.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended March 31, 2024, compared to $3.5 million for the three months ended March 31, 2023. The fluctuation of general and administrative expenses were insignificant period over period.

Other Income (Expense)

Grant Income

Grant income was $4.9 million for the three months ended March 31, 2024, compared to $3.4 million for the three months ended March 31, 2023. The change in grant income is correlated with the increase in eligible reimbursable costs related to clinical trials incurred during 2024 as compared to 2023.

Other Income (Expense), Net

Other income, net was $0.2 million for the three months ended March 31, 2024, compared to other expense, net of $0.6 million for the three months ended March 31, 2023. The change in other income (expense), net was driven primarily by interest earned on money market funds.

Interest Expense

Interest expense was less than $0.1 million for the three months ended March 31, 2024, compared to interest expense of less than $0.1 million for the three months ended March 31, 2023. Interest expense was not significant in either period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFE, stock option exercises, follow-on equity offerings, sales under our ATM and equity line financing, and our IPO. Since our inception, we have received grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $125.9 million in net proceeds from sales of our equity securities, convertible notes and SAFE, stock option exercises, our ATM, our equity line financing with Lincoln Park, our IPO and our follow-on public offering. The net proceeds from our IPO, which closed on October 13, 2021, were approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On November 15, 2022, we closed our follow-on public offering, selling 5,000,000 shares of our common stock at a public offering price of $1.20 per share. The net proceeds were approximately $5.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On December 23, 2022, we entered into a sales agreement with the Sales Agents, providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in ATM offerings, subject to the limitations of General Instructions I.B.6 of Form S-3. As of March 31, 2024, we sold 3,050,347 shares of common stock under the ATM for gross proceeds of approximately $5.7 million. As of March 31, 2024, there was $34.3 million of common stock remaining available for sale under the ATM. In addition, in March 2023, we entered into the Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, giving the Company the right, but not the obligation to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. As of March 31, 2024, we have sold 125,000 shares of common stock to Lincoln Park for proceeds of $0.2 million, as part of the equity line financing arrangement. As of March 31, 2024, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement. On March 14, 2024, we closed a follow-on public offering of 6,571,428 shares of our common stock at a public offering price of $1.75 per share. As part of the follow-on offering, the underwriters exercised their option to purchase 985,714 shares of our common stock on March 28, 2024, at a public offering price of $1.75 per share. The net proceeds were approximately $11.9 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us.

As of March 31, 2024, we had $34.7 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, and income from non-dilutive grants, will be sufficient for us to fund our operating expenses and capital expenditures requirements through the second quarter of 2025, which assumes no usage from the remaining ATM nor the Lincoln Park Purchase Agreement. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, progress, costs and results of our ongoing and planned clinical trials of CT1812, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due a pandemic, such as the COVID-19 pandemic or other diseases, macroeconomic conditions, global or political instability, such as the ongoing global and regional conflicts, inflation, or other delays;
●	the scope, progress, costs and results of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
●	the extent to which we develop, in-license or acquire other product candidates and technologies;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
●	the availability, timing, and receipt of any future NIA grants;
●	the number and development requirements of other product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to establish collaborations to commercialize CT1812 or any of our other product candidates outside the United States;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the additional costs we may incur as a result of operating as a public company, including our efforts to enhance operational systems and hire additional personnel, including enhanced internal controls over financial reporting.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities	$(7,244)	$(2,705)
Cash flows used in investing activities	—	(41)
Cash flows provided by (used in) financing activities	11,993	(10)
Effect of exchange rate changes on cash and cash equivalents	—	4
Net increase (decrease) in cash and cash equivalents	$4,749	$(2,752)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $7.2 million, which consisted primarily of a net loss of $9.2 million, offset primarily by the impact of equity-based compensation of $1.2 million and a net change of $0.5 million in operating assets and liabilities. The net change in operating assets and liabilities was primarily due to an increase in grant receivables of $0.4 million, an increase in prepaid expenses and other assets of $0.6 million, a decrease in accounts payable and accrued expenses of $0.4 million, and a decrease in deferred grant income and other liabilities of $0.1 million.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $0 and less than $0.1 million, respectively. Overall, the change in net cash used in investing activities was insignificant.

Financing Activities

Net cash provided by financing activities was $12.0 million for the three months ended March 31, 2024, and net cash used by financing activities was less than $0.1 million for the three months ended March 31, 2023. The change in net cash provided by financing activities is primarily related to net proceeds from the issuance of common stock in our follow-on offering in March 2024 and under the ATM program.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2024 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations:	$225	$351	$184	$15	$775
Other obligations:	366	—	—	—	366
Total:	$591	$351	$184	$15	$1,141

In  October 2023, we entered into an insurance premium financing arrangement with a lender whereby we financed $0.7 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from October 2023 through September 2024.

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

Critical Accounting Policies and Use of Estimates

The Critical Accounting Policies and Significant Judgements and Estimates included in our Annual Report on Form 10-K have not materially changed. See “Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 26, 2024.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal quarter ended March 31, 2024.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Form of Performance Restricted Stock Unit Award Agreement	8-K	001-40886	10.1	02/20/2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Cognition Therapeutics, Inc.

Date: May 7, 2024	By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ John Doyle
John Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)