Form 10-Q
period 2024-09-30
COGNITION THERAPEUTICS INC
filed 2024-11-13
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 8, 2024, there were 41,547,995 shares of the registrant’s common stock issued and outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements that “we believe” or similar statements reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements, including, but not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	our ability to continue as a going concern for the next twelve months;
●	our ability to maintain the listing of our common stock on the Nasdaq Global Market;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the clinical nature of our business and our ability to successfully and in a timely manner advance our current and future product candidates through our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
●	our dependence on the FDA approval of CT1812, our lead product candidate;
●	the approach to targeting the σ-2 (sigma-2) receptor (“S2R”) complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to this approach;
●	the success of competing therapies that are, or become, available;
●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to obtain and maintain regulatory clearance of CT1812 for clinical trials under investigational new drug (“IND”) applications and any future IND applications for any of our other product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;

●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	economic uncertainty resulting from actual or perceived inflation or banking stability;
●	developments relating to our competitors and our industry;
●	the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic or other pandemics, global and regional political turmoil conflicts or increased trade restrictions between the United States, Russia, China, and other relevant markets, political instability, terrorism, or other acts of war could ultimately impact our business, including our current and furture research and our our ongoing and future clinical trials; and
●	other risk and uncertainties, including those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on March 26, 2024.

You should refer to the “Risk Factors” section of our Annual Report for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q for a discussion of material factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	As of
	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,011	$29,922
Grant receivables	3,369	1,281
Prepaid expenses and other current assets	1,450	3,019
Total current assets	26,830	34,222
Property and equipment, net	207	284
Right-of-use assets, operating leases	542	657
Total assets	$27,579	$35,163
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,895	$3,695
Accrued expenses	9,505	4,055
Deferred grant income, current	1,117	1,701
Operating lease liabilities, current	188	174
Other current liabilities	—	544
Total current liabilities	12,705	10,169
Operating lease liabilities, non-current	392	520
Total liabilities	13,097	10,689
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 40,806,092 and 32,165,478 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	41	32
Additional paid-in capital	181,759	165,826
Accumulated deficit	(167,318)	(141,189)
Accumulated other comprehensive loss	—	(195)
Total stockholders’ equity	14,482	24,474
Total liabilities and stockholders’ equity	$27,579	$35,163

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Expenses:
Research and development	$11,392	$11,669	$33,522	$25,596
General and administrative	3,071	3,076	9,721	9,939
Total operating expenses	14,463	14,745	43,243	35,535
Loss from operations	(14,463)	(14,745)	(43,243)	(35,535)
Other income (expense):
Grant income	4,293	7,684	16,516	18,035
Other income (expense), net	236	314	813	(129)
Interest expense	(3)	(2)	(20)	(18)
Loss on currency translation from liquidation of subsidiary	—	—	(195)	—
Total other income, net	4,526	7,996	17,114	17,888
Net loss	$(9,937)	$(6,749)	$(26,129)	$(17,647)
Foreign currency translation adjustment, including reclassifications	—	—	195	3
Total comprehensive loss	$(9,937)	$(6,749)	$(25,934)	$(17,644)
Net loss per share:
Basic	$(0.25)	$(0.22)	$(0.69)	(0.59)
Diluted	$(0.25)	$(0.22)	$(0.69)	(0.59)
Weighted-average common shares outstanding:
Basic	40,418,065	30,365,506	38,080,658	29,696,296
Diluted	40,418,065	30,365,506	38,080,658	29,696,296

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balances as of December 31, 2023	32,165,478	$32	$165,826	$(141,189)	$(195)	$24,474
Issuance of common stock in follow-on public offering, net of discounts and issuance costs of $1,329	7,557,142	8	11,888	—	—	11,896
Issuance of common stock under the at-the-market (ATM) sales agreement, net	191,273	—	381	—	—	381
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	71,973	—	(106)	—	—	(106)
Equity-based compensation	—	—	1,171	—	—	1,171
Reclassification adjustment of foreign currency translation included in net loss for liquidation of subsidiary	—	—	—	—	195	195
Net loss	—	—	—	(9,151)	—	(9,151)
Balances as of March 31, 2024	39,985,866	$40	$179,160	$(150,340)	$—	$28,860
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	53,052	—	(22)	—	—	(22)
Exercise of stock options	73,350	—	65	—	—	65
Equity-based compensation	—	—	1,147	—	—	1,147
Net loss	—	—	—	(7,041)	—	(7,041)
Balances as of June 30, 2024	40,112,268	$40	$180,350	$(157,381)	$—	$23,009
Issuance of common stock under the at-the-market (ATM) sales agreement, net of commissions and allocated fees	673,131	1	496	—	—	497
Exercise of stock options	20,000	—	17	—	—	17
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	693	—	—	—	—	—
Equity-based compensation	—	—	896	—	—	896
Net loss	—	—	—	(9,937)	—	(9,937)
Balances as of September 30, 2024	40,806,092	$41	$181,759	$(167,318)	$—	$14,482

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

COGNITION THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(26,129)	$(17,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	69
Equity-based compensation	3,214	3,283
Amortization of right-of-use assets	115	117
Loss on currency translation from liquidation of subsidiary	195	—
Issuance of common stock as commitment shares for equity line financing	—	318
Changes in operating assets and liabilities:
Grant receivables	(2,088)	2,034
Prepaid expenses and other assets	1,569	962
Accounts payable and accrued expenses	3,650	1,837
Deferred grant income and other liabilities	(584)	(1,426)
Operating lease liabilities	(114)	(109)
Net cash used in operating activities	(20,092)	(10,562)
Cash flows from investing activities:
Payments for property and equipment	(3)	(117)
Net cash used in investing activities	(3)	(117)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net	11,896	—
Proceeds from issuance of common stock under the ATM sales agreement, net	878	2,509
Proceeds from the exercise of common stock options	82	—
Proceeds from sale of common stock related to the equity line financing	—	205
Payment of employee withholding taxes on vested restricted stock units	(128)	—
Payments on loan payable	(544)	(632)
Net cash provided by financing activities	12,184	2,082
Effect of exchange rate changes on cash and cash equivalents	—	4
Net decrease in cash and cash equivalents	(7,911)	(8,593)
Cash and cash equivalents
Cash and cash equivalents – beginning of period	29,922	41,562
Cash and cash equivalents – end of period	$22,011	$32,969

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

On December 23, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-268992) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”) providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). During the nine months ended September 30, 2024, the Company sold 864,404 shares of its common stock pursuant to the ATM for gross proceeds of approximately $905. Please refer to Note 7 for further details.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. The Company filed a prospectus supplement to its Registration Statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that may be issued under the Purchase Agreement. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement. During the nine months ended September 30, 2024, the Company did not sell any shares of common stock to Lincoln Park. As of September 30, 2024, $34,795 was available to draw pursuant to the Purchase Agreement. Please refer to Note 7 for further details.

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

Liquidity and Going Concern

The Company’s Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $26,129 for the nine months ended September 30, 2024 and $25,788 for the year ended December 31, 2023. As of September 30, 2024, the Company had cash and cash equivalents of $22,011 compared to $29,922 of cash and cash equivalents as of December 31, 2023. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $167,318 as of September 30, 2024. The Company expects to continue to incur losses for the foreseeable future.

As of November 13, 2024, the date of issuance of these Consolidated Financial Statements, the Company believes that its cash and cash equivalents as of September 30, 2024 is not sufficient to fund operations for the period through one year after the date of this filing and therefore substantial doubt exists about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2024, the statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2024.

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

Grant Income

The Company generates grant income through grants from government and other (non-government) organizations. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the three and nine months ended September 30, 2024, the Company generated grant income of $4,293 and $16,516, respectively, as compared to $7,684 and $18,035 for the three and nine months ended September 30, 2023, respectively, primarily from reimbursements from the National Institute of Aging (the “NIA”), a division of the NIH for aging research. The current and non-current portion of deferred grant income as of September 30, 2024 was $1,117 and $0, respectively, as compared to the current and non-current portion of deferred grant income as of December 31, 2023 of $1,701 and $0, respectively.

The grants awarded relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grants, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIH grants do not contain payback provisions, the NIH or other government agency may review the Company’s performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIH grant. If any of the expenditures are found to be unallowable or allocated improperly or if the Company has otherwise violated terms of such NIH grant, the expenditures may not be reimbursed and/or the Company may be required to repay funds already disbursed. To date, the Company has not been found to have breached the terms of any NIH grant. As of September 30, 2024, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate, apply that rate in providing for income taxes on a current year-to-date (interim period) basis, and include the tax impact for discrete items within the interim period. The Company maintains a full valuation allowance against all deferred tax assets as of September 30, 2024 and December 31, 2023, as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2024 and December 31, 2023, the Company had no uncertain tax positions.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of September 30, 2024
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$21,766	$—	$—	$21,766
Total assets	$21,766	$—	$—	$21,766

	As of December 31, 2023
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$29,391	$—	$—	$29,391
Total assets	$29,391	$—	$—	$29,391

4. Accrued Expenses

Accrued expense consists of the following:

	As of
	September 30, 2024	December 31, 2023
Employee compensation, benefits, and related accruals	$1,480	$1,165
Research and development costs	7,795	2,520
Professional fees and other accruals	230	370
Total	$9,505	$4,055

5. Other Current Liabilities

In October 2023, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $721 of certain premiums at a 8.65% annual interest rate. Total payments of approximately $62, including interest and principal, are due monthly from November 2023 through September 2024. As of September 30, 2024 and December 31, 2023, the outstanding principal of the loan was $0 and $544, respectively, and is included in other current liabilities on the consolidated balance sheet.

6. Commitments and Contingencies

Operating Leases

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of September 30, 2024 were as follows:

	As of
	September 30, 2024	December 31, 2023
Assets
Operating lease assets	$542	$657
Total operating lease assets	$542	$657
Liabilities
Current
Operating lease liabilities	$188	$174
Non-current
Operating lease liabilities, non-current	392	520
Total operating lease liabilities	$580	$694

Operating lease costs for the three and nine months ended September 30, 2024 was $55 and $164, respectively, as compared to operating lease costs for the three and nine months ended September 30, 2023 of $53 and $161, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of September 30, 2024 were as follows:

For the Years Ended December 31,	Operating Leases
2024 (remaining)	$56
2025	226
2026	158
2027	91
2028	92
Thereafter	39
Total undiscounted lease payments	$662
Less: Imputed interest	(82)
Present value of operating lease liabilities	$580

The following table summarizes the lease term and discount rate as of September 30, 2024 and December 31, 2023, respectively:

	As of
	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	3.5	4.1
Weighted-average discount rate
Operating leases	8.1%	8.1%

Operating cash flows used for operating leases for the nine months ended September 30, 2024 and 2023 was $168 and $154, respectively.

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

As of September 30, 2024 and December 31, 2023, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of September 30, 2024, no dividends on common stock had been declared by the Company.

ATM

On December 23, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate (the “Shelf”). The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with the Sales Agents providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in ATM offerings under the Shelf. The Company sold 864,404 shares of common stock pursuant to the ATM during the nine months ended September 30, 2024 for gross proceeds of approximately $905. As of September 30, 2024, there was $33,809 remaining of common stock available for sale under the ATM.

Lincoln Park Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement (the “Commitment Shares”). The Company recorded $318 to other expense, net in connection with the issuance of the Commitment Shares. During the nine months ended September 30, 2024, the Company did not sell any shares of common stock to Lincoln Park. As of September 30, 2024, $34,795 was available to draw pursuant to the Purchase Agreement.

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

As of September 30, 2024, the aggregate number of shares of common stock of the Company that may be issued under the 2021 Plan is 2,547,943. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2024 pursuant to an evergreen provision therein by 643,309 shares, representing 2% of total common shares outstanding at December 31, 2023. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 7,543,185 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2021 Plan, the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of September 30, 2024, subject to adjustment as provided in the ESPP, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

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

Stock Options

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected volatility	91.78% – 92.29%	91.53% – 92.68%
Risk-free interest rate	4.23% – 4.45%	3.46% – 4.26%
Dividend yield	0%	0%
Expected term (years)	6.10 – 6.20	6.18 – 6.36

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

Activity for options was as follows:

	Options Outstanding
				Weighted-Average
			Aggregate	Remaining
	Number of	Weighted-Average	Intrinsic Value	Contractual Life
	Options	Exercise Price	(in 000’s)	(In Years)
Balance, December 31, 2023	4,213,405	$4.73	$1,579	6.5
Options granted	247,500	$1.97
Options exercised	(93,350)	$0.88
Options forfeited	(4,225)	$2.49
Options expired	(1,250)	$2.66
Balance, September 30, 2024	4,362,080	$4.66	$—	6.1
Exercisable as of September 30, 2024	3,599,654	$5.09	$—	5.5

The weighted-average grant date fair value of stock options granted was $0 and $1.56 during the three and nine months ended September 30, 2024, respectively. The weighted-average grant date fair value of stock options granted was $1.25 and $1.59 during the three and nine months ended September 30, 2023, respectively. There were 0 and 247,500 stock options granted at an aggregate fair value of $0 and $385 for the three and nine months ended September 30, 2024, respectively. There were 19,500 and 595,769 stock options granted at an aggregate fair value of $24 and $950 for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024, there were 20,000 and 93,350 stock options exercised, with an aggregate grant date fair value of $12 and $58, respectively. During the three and nine months ended September 30, 2023, there were no stock options exercised. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2024 was $29 and $121, respectively.

Restricted Stock Units

The fair values of RSUs are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. RSUs with time base vesting conditions for employees vest annually over three or four years on each anniversary of the Grant Date and RSUs for non-employee directors vest on the one-year anniversary of the Grant Date. RSUs with performance conditions for employees vest on the one-year anniversary of the performance achievement date. During the three and nine months ended September 30, 2024, the Company granted 35,100 and 873,800 RSU awards containing performance and time based vesting conditions to employees, respectively.

During the three months ended September 30, 2024, one of the two performance target tranches for performance-based RSU awards was achieved. As of September 30, 2024, the Company determined that the achievement of the second tranche’s performance target was probable and therefore recognized expense during the three and nine months ended September 30, 2024 related to the outstanding performance condition.

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2024:

	Number of	Weighted-Average
	Restricted Stock Units	Grant Date Fair Value
Outstanding at December 31, 2023	522,155	$2.07
Granted	873,800	$1.97
Vested	(183,482)	$2.17
Forfeited	(8,125)	$2.25
Outstanding at September 30, 2024	1,204,348	$1.98

Equity-based Compensation Expense

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options and restricted stock units as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$291	$176	$804	$489
General and administrative	605	895	2,410	2,794
Total equity-based compensation	$896	$1,071	$3,214	$3,283

As of September 30, 2024, total future compensation expense related to unvested awards yet to be recognized by the Company was $3,121, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.89 years. Total unrecognized compensation expense related to unvested performance-based awards was $628, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.06 years.

9. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	September 30,
	2024	2023
Options issued and outstanding	4,362,080	4,184,594
Restricted stock units issued and outstanding	1,204,348	522,594
Total	5,566,428	4,707,188

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

The SPARC trial, results of which were published in January 2024 in the Journal of Alzheimer’s Research & Therapy, showed the ability of CT1812 to mitigate brain volume atrophy consistent with neurodegenerative disease.

In July 2024, we reported results from our Phase 2 SHINE trial, which showed a consistent trend in cognitive improvement in participants treated with CT1812 (pooled 100mg and 300mg) compared to placebo across all cognitive measures including ADAS-Cog 11, ADAS-Cog 13, cognitive composite and Mini-Mental State Examination (MMSE) scores. In addition, there were signals of improvement in functional measures (ADCS-ADL and ADCS-CGIC).

SHINE enrolled 153 adults with mild-to-moderate (MMSE 18-26) Alzheimer's disease who were randomized evenly (1:1:1) to one of two oral daily doses of CT1812 (100mg or 300mg) or placebo. P-values less than 0.05 were observed on ADAS-Cog 11 and MMSE at Day 98, the midpoint of the study. Through the course of the study, participants in the placebo arm worsened approximately 2.70 points as measured by ADAS-Cog 11 on Day 182. In contrast, CT1812-treated participants declined by an average of 1.66 points, a 39% slowing of decline favoring CT1812. Similar results were seen in the MMSE score on Day 98 for the pooled CT1812 arms. On the exploratory measures of function (ADCS-ADL and CGIC), there was a signal of benefit favoring CT1812 at the six-month timepoint. In the SHINE trial, CT1812 did not achieve statistical significance on the first of the ordered secondary efficacy endpoints in the pooled 100mg and 300mg dose group compared to placebo. The SHINE trial achieved its primary objective and demonstrated a favorable safety and tolerability profile, consistent with previous clinical experience. The percentage of participants experiencing any adverse event was similar between the pooled CT1812 treatment arms (76.5%) and the placebo group (78%). The majority of adverse events were mild or moderate in severity. In the placebo arm, 10% of participants experienced a serious adverse event (“SAE”) compared to approximately 5% in the combined CT1812 treated arms. Among CT1812-treated participants, two experienced treatment-emergent SAEs in the 100mg group, including stomatitis, chronic constipation, and hip fracture (all deemed not related to treatment) and three experienced treatment-emergent SAEs in the 300mg group, including hematuria, abdominal pain, and infection (all deemed not related to treatment) and recurrent presyncope (deemed related to treatment). At the 300mg dose, ten participants (nine at scheduled visits and one at an unscheduled visit) experienced treatment-emergent liver enzyme test (“LFT”) increases (greater than 3xULN) that subsided after cessation of drug without evidence of serious liver injury. There were no LFT elevations observed in the 100mg dose.

The SHINE study was designed with several pre-planned analyses to further our understanding of CT1812’s mechanism of action and its impact on certain biomarker-defined subgroups. Results of a pre-specified analysis based on participants’ blood levels of p-tau217 at baseline were reported at the Clinical Trials in Alzheimer’s Disease (CTAD) conference in October 2024. Individuals with lower Alzheimer’s disease pathology at baseline as reflected by lower levels of plasma p-tau217 have been shown to have a greater response to amyloid-based therapies.  This analysis demonstrated that CT1812-treated participants with plasma p-tau217 below the median of 1.0 pg/mL experienced a 95% slowing in rate of cognitive decline on the ADAS-Cog 11 scale and 108% decline on the MMSE. The placebo-treated participants with below-median p-tau217 declined almost 3 points on the ADAS-Cog 11 scale by the end of the study. Placebo patients in both analyses experienced cognitive decline.

We have enrolled 130 patients in the Phase 2 COG1201 (SHIMMER) study of CT1812 in mild-to-moderate dementia with Lewy bodies, or DLB. The design of this trial is a double-blind, randomized, six-month trial involving three dose groups, two active treatment cohorts and a placebo group. Clinical endpoints of the trial include safety and physical activity measurements, cognitive assessments, and PK and pharmacodynamic biomarker analyses compared to baseline measurements recorded at the beginning of the trial. In addition, as an exploratory analysis, cerebrospinal fluid will be collected and analyzed for α-synuclein content and established patterns of differential protein expression. This study is not powered to show significance in the efficacy endpoints. We expect to report topline results from our SHIMMER trial by year-end 2024.

Since our inception in 2007, we have incurred significant operating losses and devoted substantially all of our time and resources to developing our lead product candidate, CT1812, building our intellectual property portfolio, raising capital and recruiting management and technical staff to support these operations. As of September 30, 2024, we had an accumulated deficit of $167.3 million. We incurred a net loss of $9.9 million and $26.1 million for the three and nine months ended September 30, 2024, respectively, and net loss of $6.7 million and $17.6 million for the three and nine months ended September 30, 2023, respectively.

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging (the “NIA”), a division of the National Institutes of Health (the “NIH”), and proceeds from our initial public offering (the “IPO”), completed in October 2021, proceeds from our follow-on public offerings, sales of our common stock through our ATM (as defined below), sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity (“SAFE”) and stock option exercises. Since our inception, we have received approximately $171.0 million in cumulative grant awards to fund our clinical trials, primarily from the NIA, and we have raised approximately $126.4 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, IPO and follow-on public offerings, ATM, and equity line financing with Lincoln Park. As of September 30, 2024, we had cash and cash equivalents of $22.0 million. To date, $53.6 million of the cumulative grant funds remain available.

On December 23, 2022, we entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”), providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings (the “ATM”). We sold 864,404 shares of common stock under the ATM during the nine months ended September 30, 2024 for gross proceeds of approximately $0.9 million. As of September 30, 2024, there was approximately $33.8 million of common stock remaining available for sale under the ATM.

On March 10, 2023, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Lincoln Park Purchase Agreement”). The Lincoln Park Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to direct Lincoln Park to purchase up to $35.0 million of shares of common stock at our sole discretion, over a 36-month period commencing on March 10, 2023. We filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that are issued under the Lincoln Park Purchase Agreement. During the nine months ended September 30, 2024, we did not sell any shares of common stock to Lincoln Park. As of September 30, 2024, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants awarded from governmental bodies that are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of September 30, 2024, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203-START) study of CT1812 in participants with early-stage AD, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201-SHINE) study of CT1812 in participants with mild-to-moderate AD, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201-SHIMMER) study of CT1812 in participants with dementia with Lewy bodies.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income from money market funds, other fees such as offering costs incurred to establish our equity line financing, as well as foreign currency transaction gains or losses.

Interest Expense

Interest expense consisted of interest expense related to the insurance premium financing arrangement with a lender.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating Expenses:
Research and development	$11,392	$11,669	$(277)
General and administrative	3,071	3,076	(5)
Total operating expenses	14,463	14,745	(282)
Loss from operations	(14,463)	(14,745)	282
Other income (expense):
Grant income	4,293	7,684	(3,391)
Other income, net	236	314	(78)
Interest expense	(3)	(2)	(1)
Total other income, net	4,526	7,996	(3,470)
Net loss	$(9,937)	$(6,749)	$(3,188)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Clinical programs	$7,977	$5,367	$2,610
Personnel	2,591	2,213	378
Manufacturing	515	2,699	(2,184)
Preclinical programs	259	1,292	(1,033)
Other expense	50	98	(48)
	$11,392	$11,669	$(277)

Research and development expenses were $11.4 million for the three months ended September 30, 2024, compared to $11.7 million for the three months ended September 30, 2023. The decrease of $0.3 million was primarily due to the following:

●	an increase of $2.6 million in clinical programs primarily related to increased Phase 2 trial activities with contract research organizations;
●	an increase of $0.4 million in personnel costs associated with expanded research and development activities, and equity-based compensation expense;
●	a decrease of $2.2 million in manufacturing related to lower costs with contract manufacturing organizations for the production of pre-clinical and future clinical trial supply; and
●	a decrease of $1.1 million in preclinical programs and other expense primarily due to decreased research activities.

General and Administrative Expenses

General and administrative expenses were $3.1 million for the three months ended September 30, 2024, compared to $3.1 million for the three months ended September 30, 2023. The change in general and administrative expenses was not significant period over period.

Other Income (Expense)

Grant Income

Grant income was $4.3 million for the three months ended September 30, 2024, compared to $7.7 million for the three months ended September 30, 2023. The change in grant income is correlated with the decrease in eligible reimbursable costs related to clinical trials incurred during 2024 as compared to 2023.

Other Income, Net

Other income, net was $0.2 million for the three months ended September 30, 2024, compared to other income, net of $0.3 million for the three months ended September 30, 2023. The decrease in other income, net was driven primarily by lower interest earned on money market funds.

Interest Expense

Interest expense was less than $0.1 million for the three months ended September 30, 2024, compared to interest expense of less than $0.1 million for the three months ended September 30, 2023. Interest expense was not significant in either period.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating Expenses:
Research and development	$33,522	$25,596	$7,926
General and administrative	9,721	9,939	(218)
Total operating expenses	43,243	35,535	7,708
Loss from operations	(43,243)	(35,535)	(7,708)
Other income (expense):
Grant income	16,516	18,035	(1,519)
Other income (expense), net	813	(129)	942
Interest expense	(20)	(18)	(2)
Loss on currency translation from liquidation of subsidiary	(195)	—	(195)
Total other income, net	17,114	17,888	(774)
Net loss	$(26,129)	$(17,647)	$(8,482)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Clinical programs	$22,312	$11,961	$10,351
Personnel	8,324	6,875	1,449
Manufacturing	1,926	3,527	(1,601)
Preclinical programs	784	2,910	(2,126)
Other expense	176	323	(147)
Total research & development expenses	$33,522	$25,596	$7,926

Research and development expenses were $33.5 million for the nine months ended September 30, 2024, compared to $25.6 million for the nine months ended September 30, 2023. The increase of $7.9 million was primarily due to the following:

●	an increase of $10.4 million in clinical programs primarily related to increased Phase 2 trial activities with contract research organizations;
●	an increase of $1.4 million in personnel costs associated with expanded research and development activities, and equity-based compensation expense;
●	a decrease of $1.6 million in manufacturing related to lower costs with contract manufacturing organizations for the production of pre-clinical and future clinical trial supply; and
●	a decrease of $2.3 million in preclinical programs and other expense, primarily due to decreased research activities.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the nine months ended September 30, 2024, compared to $9.9 million for the nine months ended September 30, 2023. The decrease of $0.2 million in general and administrative expenses was driven by lower professional services.

Other Income (Expense)

Grant Income

Grant income was $16.5 million for the nine months ended September 30, 2024, compared to $18.0 million for the nine months ended September 30, 2023. The change in grant income is correlated with the decrease in eligible reimbursable costs incurred during 2024 as compared to 2023.

Other Income (Expense), Net

Other income, net was $0.8 million for the nine months ended September 30, 2024, compared to other expense, net of $0.1 million for the nine months ended September 30, 2023. The increase in other income (expense), net was driven primarily by interest earned on money market funds, as well as prior year expenses related to the Lincoln Park Purchase Agreement not repeated in 2024.

Interest Expense

Interest expense was less than $0.1 million for the nine months ended September 30, 2024, compared to interest expense of less than $0.1 million for the nine months ended September 30, 2023. Interest expense was not significant in either period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFE, stock option exercises, follow-on equity offerings, sales under our ATM and equity line financing, and our IPO. Since our inception, we have received grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $126.4 million in net proceeds from sales of our equity securities, convertible notes and SAFE, stock option exercises, our ATM, our equity line financing with Lincoln Park, our IPO and our follow-on public offering. The net proceeds from our IPO, which closed on October 13, 2021, were approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On November 15, 2022, we closed our follow-on public offering, selling 5,000,000 shares of our common stock at a public offering price of $1.20 per share. The net proceeds were approximately $5.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On December 23, 2022, we entered into a sales agreement with the Sales Agents, providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in ATM offerings. As of September 30, 2024, we sold 3,723,478 shares of common stock under the ATM for gross proceeds of approximately $6.2 million. As of September 30, 2024, there was $33.8 million of common stock remaining available for sale under the ATM. In addition, in March 2023, we entered into the Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, giving the Company the right, but not the obligation to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. As of September 30, 2024, we have sold 125,000 shares of common stock to Lincoln Park for proceeds of $0.2 million, as part of the equity line financing arrangement. As of September 30, 2024, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement. On March 14, 2024, we closed a follow-on public offering of 6,571,428 shares of our common stock at a public offering price of $1.75 per share. As part of the follow-on offering, the underwriters exercised their option to purchase 985,714 shares of our common stock on March 28, 2024, at a public offering price of $1.75 per share. The net proceeds were approximately $11.9 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us.

As of September 30, 2024, we had $22.0 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, and income from non-dilutive grants, will be sufficient for us to fund our operating expenses and capital expenditures into the second quarter of 2025, which assumes no usage from the remaining ATM nor the Lincoln Park Purchase Agreement. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

As of November 13, 2024, the date of issuance of this Quarterly Report, we believe that our cash and cash equivalents as of September 30, 2024 is not sufficient to fund operations for the period through one year after the date of this filing and therefore we have concluded that substantial doubt exists about our ability to continue as a going concern.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, progress, costs and results of our ongoing and planned clinical trials of CT1812, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to a pandemic, such as the COVID-19 pandemic or other diseases, macroeconomic conditions, global or political instability, such as the ongoing global and regional conflicts, inflation, or other delays;
●	the scope, progress, costs and results of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
●	the extent to which we develop, in-license or acquire other product candidates and technologies;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
●	the availability, timing, and receipt of any future NIA grants;
●	the number and development requirements of other product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;

●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to establish collaborations to commercialize CT1812 or any of our other product candidates outside the United States;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	our ability to maintain the listing of our common stock on the Nasdaq Global Market; and
●	the additional costs we may incur as a result of operating as a public company, including our efforts to enhance operational systems and hire additional personnel, including enhanced internal controls over financial reporting.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities	$(20,092)	$(10,562)
Cash flows used in investing activities	(3)	(117)
Cash flows provided by financing activities	12,184	2,082
Effect of exchange rate changes on cash and cash equivalents	—	4
Net decrease in cash and cash equivalents	$(7,911)	$(8,593)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $20.1 million, which consisted primarily of a net loss of $26.1 million, offset primarily by the impact of equity-based compensation of $3.2 million and a net change of $2.4 million in operating assets and liabilities. The net change in operating assets and liabilities was primarily due to an increase in grant receivables of $2.1 million, an increase in accounts payable and accrued expenses of $3.6 million, a decrease in prepaid expenses and other assets of $1.6 million, and a decrease in deferred grant income and other liabilities of $0.7 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was $10.6 million, which consisted primarily of a net loss of $17.6 million, offset primarily by the impact of equity-based compensation of $3.3 million and a net change of $3.3 million in operating assets and liabilities. The net change in operating assets and liabilities was primarily due to a decrease in grant receivables of $2.0 million, a decrease in prepaid expenses and other assets of $1.0 million, an increase in accounts payable and accrued expenses of $1.8 million, and a decrease in deferred grant income and other liabilities of $1.4 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was less than $0.1 million and $0.1 million, respectively. Overall, the change in net cash used in investing activities was insignificant.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 was $12.2 million and $2.1 million, respectively. The change in net cash provided by financing activities is primarily related to net proceeds from the issuance of common stock in our follow-on offering in March 2024 and under the ATM program.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2024 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations:	$226	$283	$153	$—	$662
Total:	$226	$283	$153	$—	$662

In October 2023, we entered into an insurance premium financing arrangement with a lender whereby we financed $0.7 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from October 2023 through September 2024. As of September 30, 2024, there was no remaining outstanding principal on the loan. In October 2024, we entered into an insurance premium financing arrangement with the same lender whereby we financed $0.4 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from November 2024 through August 2025.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2024.

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

Our management has concluded that, based on our current operating plan, there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Quarterly Report. To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. As of September 30, 2024, we had $22.0 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, and income from non-dilutive grants, will be sufficient for us to fund our operating expenses and capital expenditures into the second quarter of 2025, which assumes no usage from the remaining ATM nor the Lincoln Park Purchase Agreement. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us or at all. If such additional capital is not available on satisfactory terms, or is not available in sufficient amounts, or if we are unable to enter into a collaboration, we may be required to delay, limit or eliminate the development of CT1812 and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations will be materially adversely affected.

If we fail to comply or regain compliance with the continued listing standards of the Nasdaq Global Market, or Nasdaq, we may be delisted and the price of our common stock, or ability to access the capital markets and our financial condition could be negatively impacted.

Our common stock is currently listed on the Nasdaq Stock Market LLC, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid cannot fall below $1.00 per share for a period of more than 30 consecutive trading days. On September 12, 2024, we received a deficiency letter from the Staff of the Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Rule 5450(a)(1). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq under the symbol “CGTX” at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until March 11, 2025, to regain compliance with Rule 5450(a)(1). If at any time before March 11, 2025, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If we do not regain compliance with Rule 5450(a)(1) by March 11, 2025, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, we must submit an application to transfer the listing of our common stock to The Nasdaq Capital Market, which requires us to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement. We intend to actively monitor the closing bid price for our common stock and will consider available options to resolve the deficiency and regain compliance with Rule 5450(a)(1), including transferring the listing of our common stock to The Nasdaq Capital Market and effecting a reverse stock split. However, there can be no assurance that the Company will regain compliance with the minimum bid price requirement or that the Staff will grant the Company a further extension of time to regain compliance, if applicable. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face negative consequences including the reduction of liquidity and market price of our common stock, our ability to obtain sufficient additional capital to fund our operations, and our ability to continue to operate as a going concern would be substantially impaired.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal quarter ended September 30, 2024.

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

Cognition Therapeutics, Inc.

Date: November 13, 2024	By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ John Doyle
John Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)