Form 10-K
period 2024-12-31
COGNITION THERAPEUTICS INC
filed 2025-03-20
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates, as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $56,312,451. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock as of March 17, 2025, was 61,972,946.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Philadelphia, PA

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements including “we believe” or similar phrases reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements. These risks and uncertainties include, but are not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	our ability to continue as a going concern for the next twelve months;
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the clinical nature of our business and our ability to successfully and in a timely manner advance our current and future product candidates through our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
●	the extent to which health epidemics and other outbreaks of communicable diseases, geopolitical turmoil, including the ongoing global and regional conflicts or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including our ongoing and future clinical trials, preclinical studies and development activities;
●	our dependence on the success of zervimesine (CT1812), our lead product candidate;
●	the novelty of our approach to targeting the σ-2 (sigma-2) receptor (“S2R”) complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to the novel nature of such approach;
●	the success of competing therapies that are or become available;
●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to obtain and maintain regulatory clearance of CT1812 for clinical trials under investigational new drug, or IND, applications and any future IND applications for any of our other product candidates;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;

●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	risks associated with global political changes and global economic conditions, including changes in the U.S. presidential administration, inflation, tariffs, or uncertainty caused by political violence and unrest, including ongoing global and regional conflicts;
●	developments relating to our competitors and our industry; and
●	other risk and uncertainties, including those described in Item 1A “Risk Factors” in this Annual Report.

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

●	We will need substantial additional capital to meet our financial obligations in the future and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations and the pursuit of our growth strategy.
●	There is substantial doubt about our ability to continue as a going concern.
●	If we fail to comply or regain compliance with the continued listing standards of the Nasdaq Capital Market, or Nasdaq, we may be delisted and the price of our common stock, or ability to access the capital markets and our financial condition could be negatively impacted.
●	We are a clinical-stage biopharmaceutical company with no products approved for commercial sale and have incurred significant losses since our inception in 2007. We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
●	We have completed Phase 2 clinical trials but have no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.
●	To date, we have partially relied on non-dilutive grants to cover certain of our capital requirements for our clinical trials, and we may fail to continue to receive non-dilutive funding.
●	Our business is heavily dependent on the successful development, regulatory approval and commercialization of CT1812 and any future product candidates that we may develop or acquire.
●	We may not successfully expand our pipeline of product candidates, including by pursuing additional indications for CT1812 or by in-licensing or acquiring additional product candidates for other diseases.
●	Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results.
●	We have not tested any of our product candidates in pivotal clinical trials and our product candidates may not have favorable results in future clinical trials.

 Risks Related to Our Intellectual Property

●	If we are unable to obtain and maintain patent protection for our technology and product candidates including our lead product candidate, CT1812, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
●	We may not be able to protect our intellectual property rights throughout the world.
●	Patent terms may be inadequate to protect our competitive position on our product candidates including our lead product candidate, zervimesine, for an adequate amount of time.
●	Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate patents or other proprietary rights, may delay or prevent the development and commercialization of any of our product candidates including our lead product candidate, zervimesine.

Risks Related to Commercialization, Manufacturing and Reliance on Third Parties

●	Even if our current or future product candidates obtain regulatory approval, they may fail to achieve the broad degree of adoption and use by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.
●	The market opportunities for CT1812, if approved, may be smaller than we anticipate.
●	We rely on third-party suppliers to manufacture our product candidates, and we intend to rely on third parties to produce commercial supplies of any approved product. The loss of these suppliers, or their failure to comply with applicable regulatory requirements or to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business, financial condition, results of operations and prospects.
●	Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale. In particular, we will need to develop a larger scale manufacturing process that is more efficient and cost-effective to commercialize our potential products, which may not be successful.
●	We rely on third parties in the conduct of all our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for our product candidates.
●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and for which we receive approval and ultimately harm our financial condition.

Risks Relating to Government Regulation

●	Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.
●	Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved.
●	If we develop a small molecule product candidate that obtains regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales or affected products.

Risks Relating to Our Common Stock

●	The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders.
●	Concentration of our capital stock ownership with our directors and their affiliated entities and our executive officers will limit stockholders’ abilities to influence certain corporate matters.
●	Provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of innovative, small molecule therapeutics targeting age-related degenerative diseases and disorders of the central nervous system, or CNS, and retina. Currently available therapies for these diseases are limited, with many diseases having no approved therapies or treatments. Our goal is to develop disease-modifying treatments for patients with these degenerative disorders.

Our lead product candidate, zervimesine, also known as CT1812, is an orally delivered, small molecule designed to protect neuronal synapses by preventing the binding of oligomers of pathogenic proteins including β-amyloid, or Aβ and ɑ-synuclein. These and similar protein oligomers have been linked to the progression of degenerative diseases such as Alzheimer’s disease, or AD, and dementia with Lewy bodies, or DLB.

The United States Adopted Name (USAN) Council adopted zervimesine as the USAN for CT1812 in December 2024.

The company’s initial focus has been on the development of zervimesine for the treatment of Alzheimer’s disease. We believe our evidence demonstrates that zervimesine displaces Aβ oligomers from their neuronal receptors. Based on this mechanism, we believe zervimesine has the potential to slow the loss of synapses and cognitive decline observed in AD. The direct healthcare costs to care for patients with AD and other dementias in the United States is estimated to exceed $350 billion. Approximately 7 million people in the United States have been diagnosed with AD, and the World Health Organization estimates that AD affects as many as 35 million people globally.

Enrollment has concluded in the company’s Phase 2 COG0201 (SHINE) study of zervimesine in mild-to-moderate AD. Top-line results were reported in 2024. Enrollment is ongoing in the COG0203 (START) Phase 2 study of zervimesine in patients with Mild Cognitive Impairment (MCI) and early-stage AD. We are conducting the START clinical trial in collaboration with the Alzheimer’s Clinical Trial Consortium, or ACTC, an NIA-funded clinical trials network designed to accelerate studies for therapeutics for AD and related dementias. Both studies are supported by grant awards totaling $110 million from the National Institute of Aging, or NIA, a division of the National Institutes of Health, or NIH.

In addition, company research produced evidence that zervimesine prevents the binding of ɑ-synuclein to neurons, rescuing cellular function that is compromised in DLB. Based on this information, we conducted the Phase 2 COG1201 (SHIMMER) clinical trial in 130 adults with mild-to-moderate DLB, which concluded in 2024. Top-line results were presented in December 2024 and later at the International Lewy Body Dementia Conference (ILBDC) in January 2025. The trial was funded by a grant of approximately $30 million from the NIA.

Our clinical trials have been funded by approximately $171 million in cumulative grants awarded primarily by the NIA. As of October 15, 2024, approximately 477 subjects have received zervimesine in our clinical trials, including people with AD, DLB and dry AMD. Zervimesine has continued to be generally well tolerated and has been granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for AD.

Recent Developments

In 2024, we reported top-line results from both the Phase 2 COG0201 (SHINE) clinical trial, which evaluated zervimesine in 153 adults with mild-to-moderate (MMSE 18-26) AD, and the Phase 2 COG1201 (SHIMMER) clinical trial in 130 adults with mild-to-moderate DLB.

Top-line SHINE results were presented in July 2024 at the Alzheimer’s Association International Conference (AAIC) and additional data from a biomarker-defined population of AD patients from the SHINE study were presented in October 2024 at the Clinical Trials on Alzheimer’s Disease (CTAD) conference. Top-line results were presented during an investor webinar in December 2024.

Top-line SHIMMER results were presented at the International Lewy Body Dementia Conference (ILBDC) in January 2025.

We initiated the Phase 2 COG2201 (MAGNIFY) clinical study of zervimesine in 2023 based on evidence that zervimesine may be effective in the treatment of GA secondary to dry AMD. Based on the favorable results from our dementia programs and the need to preserve capital, we made the strategic decision in January 2025 to focus our resources on the development of zervimesine in AD and DLB. As a result, in February 2025 we voluntarily concluded the MAGNIFY clinical study and began investigator site wind-down procedures. The conclusion of the study was not the result of any safety concerns. At the time of the study conclusion, 100 participants had been enrolled in the trial. Results are being compiled by the contract research organization (CRO) following participant completion of final clinic visits. We intend to conduct an analysis of the changes in GA lesion size as well as safety and tolerability, which will be reported in the second quarter of 2025. We continue to believe that zervimesine has the potential to alter the biological processes that contribute to dry AMD.

Our Strategy

Our objectives are to develop and advance our portfolio, beginning with our lead product candidate, zervimesine. We want to leverage our understanding of zeryimesine’s mechanism and its ability to regulate pathways and biological processes. The key elements of our strategy include:

●	Advance clinical development of our lead product candidate, zervimesine, in mild-to-moderate AD and earlier stages of the disease. Our lead product candidate, zervimesine, has progressed through Phase 2 clinical trials. Funding of trials to this point has come primarily from the NIA. We are evaluating zervimesine in earlier symptomatic stages of AD and MCI, which is a slight and noticeable measurable decline in cognitive abilities due to AD. Our COG0203 (START) clinical trial in patients with mild dementia associated with early-stage AD has been funded by a grant of approximately $81 million awarded by the NIA.
●	Develop product candidates for other CNS and degenerative diseases, including synucleinopathies. We intend to develop and advance other product candidates to treat other conditions, potentially including the synucleinopathies, which include Parkinson’s disease (PD) and DLB. Preclinical data published in February 2021 showed that our candidate’s mechanism may play an integral role in the pathology of DLB and PD, which we believed merited further study. To that end, we conducted a 130-patient Phase 2 COG1201 (SHIMMER) study of zervimesine in patients with DLB, which was funded primarily through the NIA.
●	Expand our pipeline through internal development, in-licensing and acquisitions. We intend to leverage our expertise in drug development and business development to evaluate additional product candidates as well as bring forward novel chemical matter using libraries generated with our molecule generation and screening strategies. To achieve this objective, we may supplement our internal development initiatives through selective in-licensing arrangements, as well as investments in strategic collaborations, and partnerships which complement our initiatives.
●	Optimize the value of zervimesine and other product candidates in major markets. We currently retain all worldwide rights to zervimesine for all indications. We plan to develop and pursue approval of zervimesine and other future product candidates in major markets. Where appropriate, we may use strategic collaborations or partnerships to accelerate development and maximize the commercial potential of our programs. We and our key opinion leaders believe zervimesine also can be used in combination with other therapeutics and thus may have many partnering opportunities.
●	Continue to pursue non-dilutive funding opportunities. The majority of our research and clinical efforts have been funded by approximately $171 million in cumulative grants awarded primarily by the NIA. We intend to continue our work with these research institutions and potentially expand to include pharmaceutical partners, advocacy organizations and others to seek additional non-dilutive funding for our clinical development when possible.

Zervimesine for the Treatment of Dementias: AD and DLB

Neurodegenerative diseases including AD and DLB are defined by progressive degeneration of nerve cells, or neurons, which often leads to neuronal death, causing dementia, a progressive decline in memory, language, problem-solving and other cognitive functions, results in decreased quality of life and shorter life span. Two of the most common causes of dementia are AD and DLB.

Zervimesine is designed to stop the binding of Aβ and ɑ-synuclein oligomers to neuronal synapses, thereby protecting neurons from the toxic effects of these pathogenic protein species. We believe that zervimesine represents a functionally distinct and promising approach to synaptoprotective therapeutics where neurons remain viable and functional.

Indication	Study Identifier	Clinical Phase	Status	Key Findings
Alzheimer’s Disease (AD)
MCI-early	COG0203 (START)	Phase 2	ongoing	The study is enrolling up to 540 participants with MCI or early AD
mild-moderate	COG0201 (SHINE)	Phase 2 (n=153)	complete	Participants treated with zervimesine experienced a cognitive benefit compared to placebo
mild-moderate	COG0202 (SEQUEL)	Phase 2 (n=16)	complete	Participants treated with zervimesine exhibited improvement across prespecified EEG parameters
mild-moderate	COG0105 (SPARC)	Phase 1 (n=23)	complete	Treatment with zervimesine was assessed using various imaging modalities, including PET imaging and volumetric MRI (vMRI)
mild-moderate	COG0104 (SNAP)	Phase 1 (n=3)	complete	Confirmed preclinical findings showing an increase in Aβ oligomers in CSF, suggesting increased off-rate from receptors
Dementia with Lewy Bodies (DLB)
mild-moderate	COG1201 (SHIMMER)	Phase 2 (n=130)	complete	Participants treated with zervimesine experienced benefits across behavioral, functional, cognitive and motor scales

Alzheimer’s Disease (AD)

Zervimesine was designed to selectively target and displace Aβ oligomers bound to neuronal receptors at synapses, a new and differentiated mechanism of action. In our preclinical studies, zervimesine has demonstrated the potential to protect synapses, facilitate their restoration and improve cognitive performance.

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

Due to the size of the affected population, we believe that AD is one of the most significant unmet medical needs of our time. Nearly seven million Americans are living with AD and disease prevalence is expected to more than double by 2050. The direct healthcare costs to care for patients with AD and other dementias in the United States is currently estimated to exceed $350 billion and projected to increase to $1 trillion by 2050. Absent the development of meaningful intervention in the course of the disease, the number of people diagnosed with, and dying from, AD is anticipated to escalate appreciably as lifespans lengthen, since prevalence increases significantly with age. The Centers for Disease Control listed AD as the sixth leading cause of death among all adults and the fifth leading cause for those aged 65 or older. The disease is equally devastating worldwide, with the World Health Organization estimating that AD affects as many as 35 million people globally.

Currently Approved AD Therapeutics

Only two FDA-approved disease-modifying therapeutic options for AD are currently available in the United States: Eisai’s Leqembi (lecanemab), which received complete approval in July 2023; and Eli Lilly’s Kisunla (donanemab), which was approved in July 2024. Both are approved for the treatment of people with MCI or mild Alzheimer’s disease (MMSE between 22 and 30). Biogen’s Aduhelm (aducanumab) was approved in July 2021 but was discontinued in January 2024. Leqembi and Kisunla are monoclonal antibodies administered via infusion designed to slow the progression of cognitive decline by reducing Aβ plaques and protofibrils. They represent approaches that are distinct from our small molecule approach of blocking the binding of Aβ oligomers to synapses.

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

Current Status of AD Therapeutic Approaches

Numerous therapeutic approaches have been evaluated to remedy the causes of AD. Those focused on reducing the aberrant production or removal of intraneuronal neurofibrillary tangles of tau protein have yielded limited clinical benefit. Development initiatives intended to inhibit hyperphosphorylation of the tau protein and related kinase activity, enhance microtubule stability or block tau aggregation have largely been discontinued due to toxicity or a lack of efficacy. Microglial activation and its role in AD-induced neuroinflammation has emerged as another potential target for therapeutic development as has the proper functioning of processes dictating synaptic plasticity, believed to be of central importance to neuronal activity and continued viability. These efforts have also not yielded meaningful clinical advances.

Among the more prevalent and targeted mechanisms implicated in AD is the accumulation of Aβ aggregates in the neuronal synapse where disease progression leads to synaptic dysfunction and dysregulation. The accompanying deterioration in neuronal activity ultimately results in neuronal death. As a result, the reduction in the levels of Aβ aggregates at the synapse has been a prominent objective of a significant number of therapeutic candidates, including active and passive immunotherapies, designed specifically to target Aβ aggregates. As exemplified by Leqembi’s clinical results, we believe that preferentially targeting Aβ protofibrils/oligomers has the potential to prevent synaptotoxicity. Several therapeutics in this class have recently been approved by the FDA, including Aduhelm, Leqembi and Kisunla, which are monoclonal antibodies designed to reduce Aβ plaques and protofibrils, approaches that are distinct from but potentially complementary to our small molecule approach of blocking Aβ oligomer binding.

Emerging Role of Biomarkers in AD

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

For example, in AD, tangles of Aβ and phosphorylated tau (p-tau) build up in the brain and can be visualized through a positron emission tomography, or PET scan. Recently, tests have been developed that can detect levels of p‐tau in blood plasma. Increasing levels of p-tau, whether visualized with PET or measured in blood plasma, indicates increasing disease burden. Data generated by pharmaceutical companies indicates that individuals with lower AD pathology at baseline, as reflected by lower levels of p‑tau, have greater response to amyloid-based therapies.

Other potentially useful biomarkers include neurofilament light chain, which can indicate dysfunction in membrane trafficking and autophagy processes. Quantitative EEG and PET imaging agents as well as vMRI may also have utility in several neurodegenerative disorders to measure synaptic function, synaptic density and brain atrophy, respectively.

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

Scientific evidence has demonstrated that Aβ oligomers, formed over time through the buildup of Aβ and its aggregates, bind to specific parts of the synaptic structure and interfere with the normal process of memory formation. This ligand-like activity confers to Aβ oligomers potent synaptotoxic activity. In response, the neuron dismantles and resorbs the synaptic structure to prevent its abnormal function from interfering with what remains of the normal circuit behavior. If a large enough number of synapses are lost, the neuron dies.

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

Zervimesine’s Mechanism of Action Prevents Binding of Aβ Oligomers

Our proprietary zervimesine product candidate employs a novel and fundamentally different mechanism compared to other approved or experimental treatments, which facilitates removal of neurotoxic Aβ oligomers through alteration of S2R activity. Experimental evidence suggests that Aβ oligomers likely occupy binding sites contiguous to the S2R complex. The preferential binding of zervimesine to the S2R complex produces changes that alter the binding affinity of Aβ oligomers to their targets. Zervimesine binding to the S2R complex is hypothesized to modulate the conformation of the S2R complex, which in turn allosterically alters the oligomer receptors causing displacement of Aβ oligomers from the neurons and neuronal synapse. Displaced Aβ oligomers are less able to rebind as long as threshold concentrations of zervimesine are present and are rapidly removed from the synapse. Based on our preclinical studies, we believe that zervimesine not only prevents binding of Aβ oligomers, displacing them from neuronal synapses, but also slows Aβ oligomer-induced loss of synapses and restores synaptic activity, which may reverse downstream synaptotoxic effects.

Zervimesine Clinical Results in AD

We have completed multiple clinical trial evaluations of zervimesine, in both healthy volunteers and patients with mild-to-moderate AD, and have one clinical trial ongoing (START) in patients with MCI or early AD. The clinical trials we have conducted to date have enabled us to evaluate the safety profile of zervimesine; validate its mechanism through proof-of-concept trials; assess clinical efficacy signals; and identify predictive biomarkers of treatment response. The following is the status of our completed and ongoing clinical trials.

Overview of our Completed and Ongoing Clinical Studies of Zervimesine for AD

COG0201 — Phase 2 (SHINE) Clinical Trial

Our COG0201 SHINE study was a randomized, double-blind, placebo-controlled Phase 2 clinical trial designed to evaluate the safety and efficacy of zervimesine. A total of 153 adults with mild-to-moderate AD were enrolled and divided into two zervimesine dose groups (100 mg or 300 mg) and one placebo group, dosed daily for six months. Endpoints included safety and biomarker evidence of disease modification as well as cognitive function, as measured by ADAS-Cog 11. ADAS-Cog 11 is a globally recognized cognitive scale that is used to assess cognition in patients with AD. Top-line results were reported in July 2024 with additional data reported in October 2024.

A prespecified analysis conducted on SHINE results identified plasma p-tau217 as a biomarker that may predict an optimal therapeutic response in patients with mild-to-moderate AD. Participants treated with zervimesine (pooled 100 mg and 300 mg) who had baseline levels of plasma p-tau217 below the median of 1.0 pg/mL experienced a 95% reduction of cognitive decline at week 26 as measured by ADAS-Cog 11 relative to placebo-treated participants. We believe P-tau217 is an important biomarker that has shown the ability to distinguish Alzheimer’s disease from other neurodegenerative disorders with a high degree of accuracy compared to other available biomarkers.

In the overall modified intent-to-treat, or mITT, population in SHINE, participants treated with once-daily oral zervimesine experienced less cognitive decline than those treated with placebo. As measured with ADAS-Cog 11, zervimesine-treated participants (pooled 100 mg and 300 mg) experienced a mean 38% slowing of decline at six months versus baseline compared to placebo-treated, but did not achieve statistical significance. There were consistent trends favoring zervimesine in other cognitive measures: ADAS-Cog 13, cognitive composite, MMSE; as well as in functional measures of activities of daily living (ADCS-ADL) and of clinical global impression of change (ADCS-CGIC). No discontinuations due to AEs occurred in the 100 mg zervimesine group. At the 300 mg dose, ten participants (nine at scheduled visits and one at an unscheduled visit) experienced treatment-emergent liver enzyme test (“LFT”) increases (greater than 3xULN) that subsided after cessation of drug without evidence of serious liver injury. There were no LFT elevations observed in the 100 mg dose.

Proteomic measurements were also performed on cerebrospinal fluid (CSF) and plasma from these patients, from which we have comprehensive datasets of whole proteome changes observed in AD patients given zervimesine versus placebo for six months. From this, we identified product candidate pharmacodynamic biomarkers that could reflect processes of target engagement, pathway engagement and/or early disease modification.

COG0203 — Phase 2 START Clinical Trial

Our COG0203 study, referred to as START, is a randomized, double-blind, placebo-controlled Phase 2 clinical trial that is currently enrolling 540 patients with early-stage AD and using the Clinical Dementia Rating Scale Sum of Boxes; or CDR-SB to show a change in the rate of cognitive and functional decline. We are recruiting patients with MCI due to AD or mild AD who have elevated levels of Aβ as determined by PET imaging or as measured in CSF. The trial is being conducted in collaboration with ACTC and will utilize approximately 50-60 sites including research sites associated with the consortium, as well as other qualified sites that are not part of the consortium. Patients will be randomized to receive zervimesine or placebo for 18 months. In addition to a battery of cognitive and functional measures, we intend to use a variety of biomarkers to measure target engagement and assess changes in neurodegeneration and disease progression. We have been awarded a grant of approximately $81 million from the NIA to fund this trial.

Completed Proof-of-Concept Clinical Trials for the Mechanism of Zervimesine

COG0202 — Phase 2 SEQUEL Clinical Trial

Our COG0202 SEQUEL study is a randomized, double-blind, placebo-controlled Phase 2 clinical trial of 16 patients with mild-to-moderate AD to evaluate the potential efficacy of zervimesine in restoring synaptic function in patients through quantitative EEG (qEEG) measurement, as reflected by relative theta power. The trial is a two-arm crossover trial, in which half of the participants received 300 mg of zervimesine daily for 29 days. After a 14-day wash out period, these participants received placebo for an additional 29 days. The other half of the participants received placebo daily for 29 days. After a 14-day wash out period, these participants received zervimesine treatment for an additional 29 days. CSF and qEEG evaluations were taken periodically throughout the duration of the trial. We completed enrollment in the first quarter of 2023 and presented results in October 2023. Results showed that zervimesine-treated participants exhibited a significant change in relative theta in the central region of the brain and consistent trends of improvement across all prespecified EEG parameters, reflecting improved synaptic function after just a matter of weeks.

COG0105 — Phase 1 SPARC Clinical Trial

The COG0105 SPARC study is a randomized, double-blind, placebo-controlled Phase 1 clinical trial of 23 patients with mild-to-moderate AD. The primary objectives of the study were to evaluate zervimesine for safety and tolerability. The secondary objectives were to evaluate potential effects of zervimesine on biologically relevant endpoints using various imaging modalities, including PET imaging and volumetric MRI (vMRI) as well as CSF biomarkers, and cognitive and clinical endpoints.

Participants were randomized to receive treatment with 100 mg or 300 mg of zervimesine or placebo once daily for 24 weeks. A preliminary analysis has been made of safety, clinical laboratory measurements, PET imaging, functional MRI and vMRI, CSF biomarkers and clinical outcomes in patients treated with zervimesine compared to those in patients receiving placebo.

Seventeen patients completed the study protocol, eleven in the zervimesine arm (six in the 100 mg cohort; five in the 300 mg cohort) and six in the placebo arm. Zervimesine was well tolerated with similar adverse event rates across treatment arms. Most adverse events were mild or moderate in severity with no deaths and no treatment-related SAEs reported. We observed mild and transient elevations of liver enzymes without any other indications of liver injury in two patients in the 300 mg group. The patients were discontinued from the study and the liver enzyme levels returned to normal.

Top-line results from the analyses of secondary endpoints demonstrated that after 24-weeks of treatment, there were no significant treatment differences on the ADAS-Cog 11 change from baseline. In addition, there were no significant treatment differences on SV2A signal change compared to baseline. However, vMRI showed a trend (p=0.0641) towards a significant reduction in the loss of composite brain volume in zervimesine-treated patients (pooled) compared to placebo. A significant (p<0.05) reduction in loss of brain volume was also observed in three brain regions (hippocampus, prefrontal cortex and pericentral cortex) in treated patients (pooled) compared to placebo, as shown in the table below.

LS Mean Change from Baseline in vMRI (composite) over Time by Treatment

COG0104 — Phase 1 SNAP Clinical Trial

Our COG0104 SNAP study was a randomized, double-blind, placebo-controlled Phase 1 clinical trial that enrolled three patients with mild-to-moderate AD to measure the effects of zervimesine on displacement of Aβ oligomers. Patients were randomized 2:1 to receive a single dose of zervimesine (n=2) or placebo (n=1). Patients enrolled in the trial had an indwelling catheter placed in the lumbar CSF space. CSF samples were collected hourly over a 28-hour period. Five CSF samples were collected before and 24 samples collected after administration of a single 560 mg oral dose of zervimesine or placebo. CSF samples from each trial participant were analyzed to measure the concentration of Aβ oligomers over the trial period.

Results of this clinical trial revealed an increase in Aβ oligomer levels in the CSF over the 24-hour period following treatment with zervimesine, but not in the patient administered placebo. These findings were measured using two independent methods, microimmunoelectrodes and western blots. This effect of zervimesine was specific to Aβ oligomers, as no zervimesine-related increase in Aβ 1-40 or 1-42 monomer was observed. We believe that these results corroborate our mechanism of action previously demonstrated in preclinical studies, providing the first evidence that our preclinical studies translate to patients with AD.

First evidence of target engagement in humans, which mirrors that found preclinically; and we believe this reinforces that our mechanism of action extends to patients with AD

COG0102 — Phase 1 Clinical Trial

Our COG0102 study was a randomized, double-blind, placebo-controlled, Phase 1 clinical trial of 19 patients with mild-to-moderate AD. Participants were administered one of three oral doses of zervimesine, either 90 mg, 280 mg or 560 mg, once daily for 28 days. The primary endpoint of the trial was safety with a secondary objective of establishing the pharmacokinetic, or PK, profile of zervimesine. Also included as exploratory endpoints were measurement of zervimesine in CSF, and protein expression changes in CSF and plasma.

Zervimesine was well tolerated in the COG0102 study. All AEs were mild or moderate. Some of the participants in the highest dose group experienced lymphocytopenia or elevated liver enzymes. These laboratory abnormalities resolved in most patients with continued dosing of zervimesine. One trial participant was discontinued from zervimesine prior to study completion because of elevated liver enzymes with subsequent resolution of this abnormality. Lymphocytopenia or elevated liver enzymes were not observed in either the 90 mg or 280 mg dosing cohorts. There were no SAEs.

Our Phase 1 Safety Trials with Zervimesine

In addition to Phase 1 clinical trials conducted in our targeted patient population, we also conducted a series of Phase 1 clinical trials in healthy volunteers to evaluate the safety profile of zervimesine; as well as numerous preclinical in vitro and in vivo studies to assess its neuroprotective function as well as determine potential drug-food or drug-drug interactions. These trials and their results, which are summarized below, indicated that zervimesine was generally well tolerated.

COG0101 — First in Human Phase 1 Clinical Trial

Our COG0101 study was a randomized, double-blind, placebo-controlled ascending dose Phase 1 multi-cohort clinical trial of 93 healthy volunteers to assess the safety and potential drug-food interactions of zervimesine. The trial was conducted in two segments.

The first segment was structured as an ascending single dose trial, in which participants received one dose of zervimesine with increasing doses given to each of six cohorts. In this segment of the trial, eight participants were enrolled per dosing cohort with six participants receiving zervimesine and two receiving placebo. The doses evaluated were 10 mg, 30 mg, 90 mg, 180 mg, 450 mg and 1,120 mg. A seventh cohort of six patients received a single 90 mg dose after receiving a standardized meal. All doses were administered as scheduled.

The second segment was configured as a multiple ascending dose trial, that enrolled 39 healthy volunteers, divided in three cohorts of ten participants, with one additional cohort consisting of nine healthy elderly volunteers. Each participant in this segment of the trial received a single dose of zervimesine each day for 14 days. The doses evaluated in this second segment were 280 mg, 560 mg and 840 mg.

Zervimesine CSF concentrations correlated to a >80% S2R predicted receptor occupancy in brain

Following completion of each trial cohort, bioanalytical evaluation of plasma zervimesine PK was conducted.

This trial demonstrated that administration of zervimesine in single doses of up to 1,120 mg, administered once, as well as up to 840 mg of zervimesine dosed for 14 consecutive days was well tolerated. Significantly, zervimesine concentrations detected in the CSF correlated to an estimated receptor occupancy in the brain of greater than 80%. There was one SAE in the multiple-dose portion of the study that was deemed unrelated to study drug. There were no SAEs related to the product candidate or TEAEs leading to withdrawal from the study.

COG0103 — Phase 1 Clinical Trial

Our COG0103 study was a Phase 1 clinical trial of 15 healthy volunteers designed to evaluate the potential effects of zervimesine on select CYP isoenzymes: CYP2C19, CYP2C9, CYP2D6 and CYP3A4/5. This was accomplished by assessing its effects on substrates of these isoenzymes: 20 mg omeprazole, 500 mg tolbutamide, 50 mg dextromethorphan and 4 mg midazolam. The 15 healthy volunteers who participated in the trial received the substrates of these isoenzymes two days prior to the initial dose of zervimesine and PK assessments were performed. A dose of 560 mg of zervimesine was administered to each of the trial participants for the following six consecutive days. The Day 6 dose of zervimesine was administered concomitantly with the four-substrate cocktail and PK assessments were repeated.

A weak drug interaction was observed between zervimesine and midazolam and dextromethorphan. A lack of any clinically meaningful interaction was observed with coadministration of omeprazole or tolbutamide. Based on the small magnitude of change in PK parameters of the probe drugs observed in this study for the isoenzymes CYP2D6 and CYP3A4, clinically meaningful interactions are unlikely.

In all blinded and unblinded clinical trials, several patients experienced asymptomatic, reversible elevations in serum liver chemistries prompting harmonization of monitoring, increasing frequency where appropriate, across our clinical trials.

Preclinical Results

Prior to entering clinical trials, the therapeutic potential of zervimesine was observed in numerous preclinical studies. As is demonstrated in the images below, the addition of Aβ oligomers to neuronal cell cultures resulted in synaptotoxicity as illustrated by the reduced expression of synaptic markers neurogranin, synaptotagmin and SV2A. The lack of immunoreactivity of these three synaptic proteins can be seen in the middle column of the image below. However, the presence of zervimesine blocked the Aβ oligomer-induced loss of synapses, as reflected by the presence of synaptic protein expression displayed in the right-hand column below.

Zervimesine prevented Aβ oligomer-mediated synaptic damage

Results showed that zervimesine also slowed the loss of synapses that is triggered by Aβ oligomers. A higher resolution image of the cell culture exposed to Aβ oligomer is shown below, before the addition of zervimesine, which is presented on the left, and after the addition of zervimesine, which is presented on the right. Aβ oligomers shown in red bind to synaptic receptors and reduces the number of synapses shown in green. The addition of zervimesine displaces Aβ oligomer binding and appears to block the effects induced by the Aβ oligomers, with the synapse numbers remaining at levels similar to normal.

Zervimesine slowed loss of synapse numbers in the presence of Aβ oligomers

The protective benefits of zervimesine observed in these in vitro assays are supported by functional in vivo assessments of zervimesine. In one such preclinical study, the memory of mice was tested based on the subject’s ability to recall fear-inducing triggers and its performance in a maze. The mice exhibiting symptoms of AD, depicted by the red bars in the image below, performed significantly worse in both the fear and maze tests when compared to normal, non-transgenic mice, represented by the blue bars. However, after administration of zervimesine, the AD mice, represented by the solid green bars, were seen to perform at a level similar to that achieved by normal mice. We believe these results are illustrative of zervimesine’s ability to restore synaptic proteins and numbers to normal levels and with it, the animal’s functional capabilities.

Zervimesine restored functional capabilities in a mouse model of AD

Dementia with Lewy Bodies (DLB)

Substantial cellular and clinical biomarker evidence demonstrate that zervimesine may have a beneficial impact on the pathways impaired in synucleinopathies, namely the localization of α-synuclein aggregates in Lewy bodies, which is a chief hallmark of DLB, Parkinson’s disease (PD) and other synucleinopathies. More recently, human genetic evidence has linked SNCA, the gene encoding α-synuclein, to the pathology of synucleinopathies.

We have conducted preclinical studies of compounds in our library, including zervimesine, to explore their potential to rescue the biological processes that are impaired in synucleinopathies. We are currently developing zervimesine for the treatment of DLB.

An Overview of DLB

DLB is the second most common cause of dementia. The abnormal accumulation of the protein α-synuclein into fibrils, the primary component of the Lewy bodies within brain neurons, is characteristic of DLB. Increasing evidence suggests that α-synuclein oligomers disrupt key cellular processes including autophagy and elicit neuronal dysfunction and loss of synapses.

DLB is challenging to diagnose and identify as it shares many Alzheimer’s disease symptoms. DLB is referred to as a “whole-body” disease, as it disrupts biological processes affecting autonomic, digestive, cognitive, and motor systems. Varied initial symptoms may include day-to-day fluctuations in alertness level, hallucinations, delusions, movement disorders and REM sleep disorder (acting out dreams while sleeping).

In the United States, an estimated 1.4 million are diagnosed with DLB. According to the Lewy Body Dementia Association, the direct healthcare costs for patients with DLB are estimated to be approximately $31 billion per year.

Limitations of Current Treatments

Most approved therapeutic products treat the symptoms of the diseases and modulate dopamine. While some existing products provide meaningful symptomatic relief, they have significant side effect risks, fail to address the progression of the disease, and over time gradually lose their effectiveness in treating the symptoms of the disease. There are no currently approved disease-modifying therapeutics for DLB.

Rationale for Zervimesine in the Treatment of DLB

The protein α-synuclein is primarily found in neural tissue that plays a role in neurotransmission. In DLB, α-synuclein builds up in brain cells and forms oligomers that saturably bind to neurons where they impair critical cellular processes, causing synaptic dysfunction. Our decision to pursue the treatment of synucleinopathies with zervimesine is based on internal and third-party data, indicating that zervimesine can prevent binding synuclein oligomers and that the S2R components PGRMC1 and TMEM97 regulate cell pathways known to be impaired in synucleinopathies, such as autophagy, vesicle trafficking and lipid synthesis; α-synuclein oligomers bind directly to PGRMC1; and synucleinopathies share certain mechanistic similarities with AD, including pathologies related to aberrant oligomeric protein formations.

As summarized below, we believe our preclinical studies provide compelling evidence supporting the use of zervimesine as a potential therapeutic to treat DLB.

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

Compounds that block α-synuclein binding and/or internalization are therefore expected to be disease-modifying.

Preclinical Study Support for Clinical Trials

The results of in vitro studies suggest that S2R modulator, such as zervimesine, may have disease-modifying effect on the synucleinopathies by reversing pathway disruption and dysregulation caused by α-synuclein oligomers. In work funded by grants from the Michael J. Fox Foundation, α-synuclein oligomers were found to bind to brain cells in culture and are internalized as indicated by the red dots in the image to the left below. With the addition of zervimesine, the binding and thus internalization of the α-synuclein oligomers is inhibited as indicated in the image to the right below.

Zervimesine blocked the binding and internalization of α-synuclein oligomers in the neuronal synapses

The potential for S2R modulators like zervimesine to reverse the deleterious cellular effects of α-synuclein oligomers is also reflected in the in vitro analysis of LAMP2A expression presented below. LAMP2A is a critical component of chaperone-mediated autophagy, one of several processes that eliminate damaged cellular proteins. Its expression, noted in orange, is upregulated in the presence of the toxic α-synuclein oligomer, likely a compensatory mechanism in response to the cellular insult. S2R modulators, which block membrane trafficking deficits caused by α-synuclein oligomers, are observed to inhibit the upregulation of LAMP2A, as evidenced by the dark and light gray in the below chart. As these antagonists are selective for the S2R complex, their ability to reverse the effects of α-synuclein on LAMP2A expression provides compelling evidence of the S2R complex’s importance in the regulation of this autophagy pathway.

In vitro analysis further illustrates α-synuclein oligomers’ dose-dependent inhibition of membrane trafficking. Importantly, oligomer-related inhibition was noted to be four-fold higher than that observed with high concentrations of monomeric α-synuclein, illustrative of the significantly greater toxicity of α-synuclein oligomers. The addition of zervimesine was observed to reverse the membrane trafficking deficit related to the presence of α-synuclein oligomer, while having no effect on membrane activity when dosed in its absence.

S2R antagonists reversed the effects of α-synuclein oligomers on LAMP2A expression and trafficking

COG1201 — Phase 2 SHIMMER Clinical Trial

We completed the double-blind, randomized Phase 2 COG1201 (SHIMMER) clinical trial of zervimesine in adults with mild-to-moderate DLB. We enrolled 130 participants who were randomized evenly to one of three dose groups: two treated with once-daily oral zervimesine (100 mg or 300 mg) and one treated with placebo. To be eligible, participants were between 50 and 80 years of age, received a diagnosis of probable DLB, and had a mini-mental state exam, or MMSE, score of between 18 and 27. Clinical endpoints of the trial included safety and tolerability, neuropsychiatric, functional, cognitive and physical activity measurements. PK and pharmacodynamic biomarker analyses were also conducted.

The study met its primary endpoint of safety and tolerability. Zervimesine-treated DLB patients scored an average of 86% better than placebo-treated patients on the neuropsychiatric inventory (NPI) A-L at the end of the study. This tool describes the frequency and severity of 12 behavioral symptoms including hallucinations, delusions and anxiety.  Compared to placebo-treated participants, those treated with zervimesine performed an average of 52% better on the ADCS-ADL scale, a measure of activities of daily living; an average of 91% better on the CAF, a measure of cognitive fluctuations; an average of 62% better on the Unified Parkinson's Disease Rating Scale (UPDRS) Part III, a measure of motor function such as gait, balance, and tremor.

Other Initiatives

Zervimesine and other chemical structures in our pipeline originate from a screening technique developed by Cognition’s founding scientists. This screening technique relies on the use of mature primary neuronal cultures designed to replicate the mature brain and its intricate connections and patterns of electrical signaling.  provides us with information-rich measurements more indicative of normal brain function and predicative of functional benefit.

Cognition has generated proprietary small molecule libraries derived from natural chemical scaffolds through a proprietary process which we refer to as conditioned extraction. Conditioned extraction was pioneered by a cofounder and allows us to eliminate undesirable properties of well characterized, biologically active compounds sourced from natural products, while retaining their biological activity. The resulting molecular configurations are then subjected to proprietary functional in vitro screening using the mature primary neuronal cultures.

The candidate library produced through this process is predisposed to compounds with attractive drug-like properties such as low molecular weight, low number of reactive hydrogen bonds, lipophilicity and relatively neutral chemistry properties. These characteristics reduce the reactivity of the molecules and related toxicities, while also enhancing their ability to cross the blood-brain and blood-retina barriers, which we believe will reduce development risk. We also believe this platform provides us with differentiated libraries which may lead to development candidates beyond zervimesine.

Geographic Atrophy (GA) Secondary to Dry Age-Related Macular Degeneration (Dry AMD)

We believe that several lines of evidence suggest that zervimesine may be effective in the treatment of GA secondary to dry AMD. Human genetics points to TMEM97 as a promising therapeutic target for GA secondary to dry AMD, as indicated via several large-scale, independent genome-wide association, or GWA, studies. In addition, unbiased pathway analysis of AD patient proteomic data obtained during our clinical trials provides independent evidence of a relationship between the S2R complex and GA secondary to dry AMD.

Early proof-of-concept studies with zervimesine indicate a role of S2R modulators in rescuing key aspects of dry AMD including maintaining homeostatic functions of retinal pigment epithelial cells (RPEs), ameliorating lysosomal dysfunction and preventing RPE cell death. PK assessment indicates that we can achieve therapeutic levels (>80% receptor occupancy) of zervimesine in retinal tissue through oral administration.

In 2023 we initiated the Phase 2 COG2201 MAGNIFY study of zervimesine in adults with geographic atrophy secondary to dry AMD. In December 2024 MAGNIFY passed a masked futility analysis conducted by the contract research organization, or CRO, which provided evidence that zervimesine treated patients were experiencing a slower lesion growth rate than those on placebo. However, in January 2025, we made the strategic decision to focus our resources on our promising dementia programs in AD and DLB. Therefore, we voluntarily discontinued the MAGNIFY clinical study. The discontinuation was not the result of any safety concerns. At the time of the discontinuation, 100 participants had been enrolled. Results are being compiled by the contract research organization (CRO) following participant completion of final clinic visits. We will conduct an analysis of the changes in GA lesion size as well as safety and tolerability, which will be reported at a later date. We continue to believe that zervimesine has the potential to alter the biological processes that contribute to dry AMD.

Proposed Synucleinopathies Clinical Program

Subject to additional funding, we may plan to study several next-generation S2R modulators derived from chemically distinct series to measure their ability to rescue cell death in synucleinopathies such as PD and DLB. We may also study α-synuclein pathology and motor deficits in two mechanistically distinct in vivo models of synucleinopathies. In parallel, these studies will elucidate the mechanism of action by which S2R modulators are efficacious in PD and DLB and provide essential data to support potential biomarker nomination for PD and DLB.

Additional Product Candidates

Many degenerative disorders are likely to involve a dysfunctional cellular damage response mechanism and significant evidence is emerging which highlights the importance of the S2R complex and its components in regulating this response. The complex likely contains a number of relevant binding sites that may allow for multiple disease intervention approaches, making it an attractive therapeutic target. Accordingly, we have engaged in a number of earlier-stage discovery programs which are built upon our identification of five structurally distinct chemical series. From these series we have multiple leads which will be optimized from each of our lead series. Each of these leads has demonstrated favorable potency with variable selectivity in early preclinical testing and each of the molecular series possesses distinct bioavailability and PK properties, including differences in half-life and blood-brain and blood-retina permeability.

Our Team and Collaborators

We have assembled a management team with extensive experience with CNS and degenerative diseases, significant expertise in the drug discovery, clinical development, general management and business development. Collectively, our management team has a track record of managing drug development programs that have received regulatory approval and been successfully commercialized.

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

Since our inception, we have collaborated and worked closely with key healthcare organizations and thought leading institutions in the field of degenerative diseases to develop and advance our therapeutic candidates. To date, we have been awarded approximately $171 million in cumulative grants awarded primarily from the NIA to support our clinical trials.

Grant Funding

Historically, we have sought grant funding to strategically advance our programs. To date, we have secured non-dilutive funds from the NIA, the Michael J. Fox Foundation and other groups to pursue our commonly aligned interests of developing therapeutics for neurodegenerative disorders. The company has been awarded $171 million in cumulative grants for the advancement of our pipeline programs. As of December 31, 2024, we had approximately $50 million available from NIA funds for applicable expenses to be incurred in the future.

Funding Org	Year	Project	Amount
National Institute on Aging (NIH)	2016	COG0101 Ph1b first-in-patient trial for CT1812	$2,410,669
National Institute on Aging (NIH)	2016	COG0102 Ph1b/2a Clinical Trial for CT1812	$2,410,669
National Institute on Aging (NIH)	2017	COG0104 Ph1 SNAP Study: CSF Catheter	$2,527,271
National Institute on Aging (NIH)	2017	COG0105 Ph1 SPARC Study: SV2a PET	$4,795,774
National Institute on Aging (NIH)	2018	COG0201 Ph2 SHINE Study	$16,848,329
National Institute on Aging (NIH)	2019	COG0202 Ph2 SEQUEL Study: qEEG	$5,445,051
National Institute on Aging (NIH)	2020	COG0203 Ph2 START Study with ACTC	$80,974,766
National Institute on Aging (NIH)	2021	COG0108 Study: hAME	$1,642,783
National Institute on Aging (NIH)	2021	COG0201 Ph2 SHINE Amendment	$13,634,548
National Institute on Aging (NIH)	2021	COG1201 Ph2 SHIMMER Study: DLB	$29,498,048
NIH and others	2010‑2021	Ten Preclinical Programs	$10,859,971
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

Company Owned Intellectual Property

As of March 1, 2025, our intellectual property portfolio contained ten issued U.S. patents, forty five issued foreign patents as well as five pending U.S. provisional applications, three pending U.S. patent applications, one pending Patent Cooperation Treaty applications and forty five foreign pending patent applications directed to the composition of matter of, pharmaceutical compositions of, methods of use of, and methods for selecting subsets of patients for treatment with our chemical structures, including our lead zervimesine. Our current issued patents relating to zervimesine are projected to begin to expire no earlier than 2035, with the composition of matter patent covering zervimesine set to naturally expire in 2035, subject to adjustment or extension of patent term available in a particular jurisdiction. We will likely be awarded Patent Term Extension, or PTE, when zervimesine is approved as a New Chemical Entity, or NCE, that will extend the term of the zervimesine composition of matter patent by up to five years, and we anticipate pursuing additional patents to further protect zervimesine and to further extend the patent term associated with zervimesine. We expect to file additional patent applications in support of current and new product candidates as well as new platform and core technologies.

We are the exclusive owner of eight patent families that include several granted U.S. patents and pending U.S. patent applications, as well as granted patents and pending patent applications in numerous foreign jurisdictions, relating to compositions of matter and pharmaceutical compositions of zervimesine, analogs of zervimesine, and the use of zervimesine for the treatment in certain diseases, disorders and conditions including AD, GA secondary to dry AMD, DLB, PD, and other synucleinopathies.

The first of these patent families is directed to compositions of matter of zervimesine, pharmaceutical compositions of zervimesine, methods of using zervimesine for inhibiting amyloid beta effects on a neuronal cell, and methods of using zervimesine to treat AD, and we are the exclusive owner of this patent family in the United States and certain foreign jurisdictions, including Australia, Brazil, Canada, China, the European Union, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and South Africa. As of March 1, 2025, this patent family includes granted patents claiming composition of matter of zervimesine, pharmaceutical compositions of zervimesine, methods of using zervimesine for inhibiting amyloid beta effects on a neuronal cell, and methods of using zervimesine to treat AD in the United States (three patents), Australia, Brazil, China, the European Union, Hong Kong, India, Israel, Japan, New Zealand, Mexico, South Korea, Russia and South Africa. This patent family also includes a pending U.S. patent application and pending application in the European Union. This patent family has a natural expiration date in 2035 subject to any adjustment or extension of patent term that may be available in in a particular jurisdiction such as PTE following approval of the New Drug Application, or NDA, in the United States or extension of patent term via a Supplementary Protection Certificate, or SPC, following EMEA marketing authorization. Upon approval of the NDA for zervimesine in the United States, the patents in this family claiming compositions of matter of zervimesine, pharmaceutical compositions of zervimesine, and methods of using zervimesine for inhibiting amyloid beta effects on a neuronal cell, and methods of using zervimesine to treat AD will be eligible to be listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. These patents complement the regulatory exclusivity by providing the basis for an additional waiting period prior to the FDA’s   approval of an abbreviated new drug application, or ANDA, or 505(b)(2) applicant. If  an ANDA or 505(b)(2) applicant were to file its application referencing the NDA for zervimesine before expiration of our composition of matter, pharmaceutical composition, and method of use patents and the applicant asserted that our patents identified on the Orange Book to be invalid or not be infringed, it may be subject to additional waiting periods prior to the FDA’s approval (including a statutory 30-month stay if we sue for infringement, or a shorter period if the patent expires or there are certain settlements or judicial decisions in the patent litigation, starting at the end of the five-year NCE regulatory exclusivity period).

In addition to patent exclusivity, under the provisions of the Hatch-Waxman Act, upon any approval in the United States, we believe that zervimesine will be eligible for five-year NCE regulatory exclusivity, during which time no 505(b)(2) NDA or ANDA can be approved that contains the same active moiety as the chemical entity in the zervimesine NDA. When approved in Europe, zervimesine will also be eligible for 10 years of data and market exclusivity which is extendible for an additional year upon market authorization for one or more new indications during the first eight years of the data and market exclusivity period.

We also own seven families of pending patent applications directed to methods for selecting subsets of patients with AD for treatment with zervimesine, methods of modulating amyloid beta monomer and oligomer levels using zervimesine, methods of treating GA secondary to dry AMD with zervimesine and methods of treating various neurologic diseases including PD, DLB and other synucleinopathies with zervimesine, as well as a pending provisional application directed to treating certain subsets of AD patients with zervimesine and treating Niemann-Pick disease. Any of these applications, if issued, will have a natural expiration between 2038 and 2044, subject to any adjustment or extension of patent term that may be available such as PTE following NDA approval in the United States as well as any term limitations based upon earlier expiring patents.

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

Manufacturing Strategy

We oversee and manage third party contract manufacturing organizations to support development and manufacture of product candidates for our clinical trials, and, if we receive marketing approval, we will rely on such manufacturers to meet commercial demand. We expect this strategy will enable us to maintain a more efficient infrastructure, avoiding dependence on our own manufacturing facility and equipment, while simultaneously enabling us to focus our expertise on the clinical development and future commercialization of our products. Currently, we rely on and have agreements with a single third-party contract manufacturer to supply the zervimesine drug substance and with a single third-party contract manufacturer to manufacture clinical trial supplies of zervimesine. We expect to enter into commercial supply agreements with such manufacturers prior to any potential approval of zervimesine. We continue to develop the commercial route for zervimesine drug substance and to meet all requirements for our planned clinical trials. The current drug substance manufacturer is able to support all of our needs for the planned clinical studies and commercial supplies.

Zervimesine drug product is manufactured via conventional pharmaceutical processing procedures, employing commercially-available excipients and packaging materials. The procedure and equipment employed for manufacture and analysis are consistent with standard pharmaceutical production, and are transferable to a range of manufacturing facilities, if needed. We will transition from our current drug product manufacturer to a larger third-party manufacturer for our late-stage clinical and commercial supply.

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

Our commercial opportunity could be reduced or eliminated if one or more of our competitors develop and commercialize products that are safer, more effective, better tolerated, or of greater convenience or economic benefit than our proposed product offering. Currently available therapies for these diseases are limited, with two approved disease-modifying treatments each for Alzheimer’s disease but no approved treatments for dementia with Lewy bodies. However, our competitors also may be in a position to obtain FDA or other regulatory approval for their products more rapidly, resulting in a stronger or dominant market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be product safety, efficacy, convenience and treatment cost.

Employees and Human Capital Resources

As of March 1, 2025, we had 28 employees, 25 of whom were full-time and 20 of whom were engaged in research and development activities. Seven of our employees hold Ph.D. or M.D. degrees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

We are dedicated to conducting business with the highest standards of corporate responsibility. Our goal is to build a culture of talented and passionate people striving to positively impact patients, our communities, and broader society. Our human capital resource priorities include attracting, recruiting, retaining, incentivizing and integrating our existing and new employees. We promote values such as purpose, drive, transparency, and fairness in our workplace.

The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. During 2024, the Company took proactive steps to enhance and improve our policies related to employee welfare and engagement.

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

Sponsor may voluntarily pause or stop a clinical trial, or the FDA may place a trial on full or partial clinical hold at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk or concerns related to chemistry, manufacturing and controls. A clinical hold is an order issued by the FDA to delay or suspend an investigation. Following the issuance of a clinical hold or a partial clinical hold, a clinical trial may only proceed after FDA has notified the sponsor that any deficiencies have been corrected and FDA is authorizing the trial to proceed. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients. Finally, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a clinical trial may move   forward at designated check points based on access to certain data from the clinical trial.

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

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP and is adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Under PREA, an NDA must contain data to assess the safety and efficacy of the applicant product for indications in applicable pediatric populations. It must also contain information to support dose administration for pediatric populations where the drug may be utilized. FDA has the ability to grant complete waivers, partial waivers, or deferrals for compliance with PREA. PREA requirements may be waived for applications for approval of drug candidates intended to treat, mitigate, prevent, diagnose or cure diseases and other conditions that do not occur in pediatric populations. Generally, PREA does not apply for drug candidates which have obtained an orphan designation, unless otherwise regulated by the FDA. Despite this, separate PREA compliance or waivers may still be required for each product indication. Although noncompliance with PREA will generally not be considered for withdrawal of an approval it may be considered by the FDA as the sole basis for enforcement action such as injunction or seizure as non-compliance and may render the drug misbranded.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

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

Other legislative changes have been proposed and adopted since the passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress that include aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which remain in effect through 2031. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on August 21, 2007. Our principal corporate office is located at 2500 Westchester Avenue Purchase, NY 10577, and our telephone number is (412) 481-2210. Our website address is www.cogrx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $34.0 million and $25.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $175.2 million.

We have devoted substantially all of our financial resources and efforts to the development of our product candidates, including conducting preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. We expect that it could be several years, if ever, before we have a commercialized product. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially for the foreseeable future as we:

●	conduct our ongoing and planned clinical trials of zervimesine, as well as initiate and complete additional clinical trials;
●	pursue regulatory approval of zervimesine for the treatment of mild-to-moderate Alzheimer’s disease, or AD, and Parkinson’s disease, or PD, and dementia with Lewy bodies, or DLB, and other age-related degenerative diseases and disorders of the central nervous system, or CNS, and retina;
●	seek to discover and develop additional clinical and preclinical product candidates from libraries generated using Novel Improved Conditioned Extraction, or NICE, screening platform, as well as other molecule generating and screening strategies;
●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
●	maintain, expand and protect our intellectual property portfolio;
●	hire and retain additional clinical, manufacturing and scientific personnel;
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
●	incur additional legal, accounting and other expenses in operating as a public company;
●	scale up our clinical and regulatory capabilities; and
●	establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval, including zervimesine.

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

Our management has concluded that, based on our current operating plan, there is substantial doubt as to whether we can continue as a going concern for the twelve months following the issuance of this Annual Report. To date, we have not generated any revenues from product sales and have incurred significant operating losses in each year since our inception and we anticipate that losses may continue for the next several years or until such time as we can generate substantial revenues and achieve profitability. As of December 31, 2024, we had $25.0 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, income from non-dilutive grants, will be sufficient for us to fund our operating expenses and capital expenditures into the fourth quarter of 2025, which assumes no usage from the remaining ATM Facility (defined below) nor the equity line of credit with Lincoln Park Capital Fund, LLC, or Lincoln Park. Our ability to continue as a going concern is dependent upon raising capital to maintain current operations and continue research and development efforts. We plan to raise additional capital to fund our operations through public or private equity offerings, debt financings, and/or potential collaborations and license arrangement or other sources. There is no assurance, however, that any additional financing or any revenue-generating collaboration will be available when needed or that we will be able to obtain financing or enter into a collaboration on terms acceptable to us or at all. If such additional capital is not available on satisfactory terms, or is not available in sufficient amounts, or if we are unable to enter into a collaboration, we may be required to delay, limit or eliminate the development of zervimesine and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations will be materially adversely affected.

If we fail to comply or regain compliance with the continued listing standards of the Nasdaq Capital Market, or Nasdaq, we may be delisted and the price of our common stock, or ability to access the capital markets and our financial condition could be negatively impacted.

Our common stock is currently listed on the Nasdaq Stock Market LLC, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid cannot fall below $1.00 per share for a period of more than 30 consecutive trading days. On September 12, 2024, we received a deficiency letter from the Staff of the Nasdaq Stock Market LLC notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days, or until March 11, 2025, to regain compliance with Rule 5450(a)(1).

We did not come into compliance by March 11, 2025. On March 12, 2025, we received approval from the Listing Qualifications Department of Nasdaq Stock Market LLC to transfer the listing of our stock to the Nasdaq Capital Market. Following the transfer of the listing, we have been granted an additional 180 calendar day period to regain compliance with Nasdaq's $1.00 minimum bid price requirement. The additional 180-day grace period will end on September 8, 2025.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. At that time, we may appeal the Nasdaq staff's determination to a Hearings Panel.

We intend to actively monitor the closing bid price for our common stock and will consider available options to resolve the deficiency and regain compliance with Rule 5450(a)(1), including effecting a reverse stock split. However, there can be no assurance that the Company will regain compliance with the minimum bid price requirement. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face negative consequences including the reduction of liquidity and market price of our common stock, our ability to obtain sufficient additional capital to fund our operations, and our ability to operate as a going concern would be substantially impaired.

We have completed, Phase 2 clinical trials, but have no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

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

Our operations have required substantial amounts of capital since inception, and we expect our expenses to increase significantly in the foreseeable future. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we complete our ongoing clinical trials of our product candidates, initiate future clinical trials of our product candidates, seek marketing approval for zervimesine for the treatment of age-related degenerative diseases and disorders of the CNS and retina, such as AD, PD and DLB, and advance any of our other product candidates we may develop or otherwise acquire. In addition, our product candidates, if approved, may not achieve commercial success. Our revenue, if any, will be derived from sales of products that we do not expect to be commercially available for the foreseeable future, if at all. If we obtain marketing approval for zervimesine or any other product candidates that we develop or otherwise acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support operations as a public company.

As of December 31, 2024, we had $25.0 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, income from our non-dilutive grants, will be sufficient for us to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2025. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, progress, costs and results of our ongoing and planned clinical trials of zervimesine, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to supply chain disruptions or other delays;
●	the scope, progress, costs and results of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
●	the extent to which we develop, in-license or acquire other product candidates and technologies;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance them through preclinical and clinical development;
●	the availability, timing and receipt of any future non-dilutive grants from the NIA, or NIA Grants, or any changes made to existing grants as a result of political or regulatory pressures;
●	the number and development requirements of other product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to establish collaborations to commercialize zervimesine or any of our other product candidates outside the United States;
●	macroeconomic factors such as inflationary pressures, rising interest rates, liquidity constraints, failures and instability in U.S. and international financial banking systems, supply disruptions due to political unrest, conflict and war or other factors, and pandemics such as the COVID-19 pandemic;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the additional costs we may incur as a result of operating as a public company, including our efforts to enhance operational systems and hire additional personnel, including enhanced internal controls over financial reporting.

We believe our existing cash and cash equivalents and income from our non-dilutive grants will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of zervimesine and our product candidates. If we receive regulatory approval for any of these product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. In addition to our existing cash and cash equivalents and income from our non-dilutive grans, in March 2023, we entered into a Purchase Agreement with Lincoln Park, providing for the sale of up to $35 million worth of shares of our common stock. In addition, in December 2022, we entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc., or the Sales Agents, providing for the offering, issuance and sale by us of up to $40 million of our common stock from time to time in “at-the-market” offerings, or the ATM Facility, subject to the limitations of General Instruction I.B.6 of Form S-3. There can be no assurance that we will be able to sell all of the shares under the equity line with Lincoln Park or the ATM Facility. Amounts available under the equity line with Lincoln Park have a strong and direct correlation to the Company’s publicly traded price per share and volumes. There can be no assurances of our traded price per share and volumes being at sufficient levels to provide adequate funding from the equity line with Lincoln Park or the ATM Facility. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by recent volatility in the equity markets in the United States and worldwide. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

The economic environment may make it difficult to raise capital on acceptable terms or at all.

Our ability to raise additional funds when needed and on acceptable terms or at all will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. For example, the continued challenging capital markets environment, lower prices for many securities and concerns about potential recessionary factors may affect our ability to raise additional funding through sales of our securities or issuance of indebtedness, which may harm our liquidity, force us to delay, limit or terminate certain or all of our product discovery, therapeutic development, research operations or commercialization planning efforts or cause us to grant rights to develop and market products or therapeutic candidates that we would otherwise prefer to develop and market ourselves. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or our product candidates or any future therapeutic candidate, or we may be unable to take advantage of future business opportunities. Market volatility, liquidity constraints, failures and instability in United States and international financial banking systems, geopolitical tensions resulting from the ongoing conflicts between Ukraine and Russia and in the Middle East, heightened or fluctuating inflation and interest rates and the related impact on U.S. and global economies or other economic or other factors could also adversely impact our ability to access capital as and when needed or increase our costs in order to raise capital.

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

To date, we have partially relied on the availability of NIA Grants. Although we have applied for and currently anticipate receiving additional NIA Grants, we cannot be certain that our grant applications will be successful, that additional NIA Grants will be made available to support our clinical trials or that we will continue to satisfy the award criteria of prior NIA Grants that have already been awarded to us. If we fail to continue to receive NIA Grants, or fail to adhere to the terms of those grant agreements, our ability to continue our clinical programs for zervimesine may be impaired and delayed, and we may otherwise need to seek additional financing through dilutive methods, such as through equity or debt financings. Such dilutive financings could have an adverse effect on the price of our common stock.

In addition, government funding is subject to the political process, which is inherently fluid and unpredictable. Under the Trump administration, the U.S. National Institutes of Health, or NIH, announced on February 7, 2025, a policy significantly reducing research grants by limiting payments for indirect costs. Indirect costs represented more than 25% of total grant dollars awarded by the NIH in 2023. While, as of the date of this filing, the order has been temporarily stayed, there can be no assurance that it will not take effect or that other adverse actions will not be taken.

We could be subject to audit and repayment of our non-dilutive NIA Grants.

In addition, in connection with the NIA Grants, we may be subject to routine audits by certain government agencies. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIA Grant. If any of our expenditures are found to be unallowable or allocated improperly or if we have otherwise violated terms of such NIA Grant, the expenditures may not be reimbursed and/or we may be required to repay funds already disbursed. Any audit by the NIA could require significant financial and management resources and may result in a material adjustment to our results of operations and financial condition and harm our ability to operate in accordance with our business plan. Additionally, negative results in any of our ongoing and planned clinical trials of zervimesine that are funded with NIA Grants may result in our failure to receive additional NIA Grants to fund future clinical trials.

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

We are currently focused on developing product candidates to address age-related degenerative diseases and disorders of the CNS and retina. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between aggressively advancing our lead product candidate, zervimesine, in identified indications and exploring additional indications or mechanisms as well as developing future product candidates. However, due to the significant resources required for the development of our product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue from time to time and the amount of time and resources to allocate to each such product candidate.

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

Risks Related to Discovery, Development and Regulatory Approval of Our Product Candidates

Our business is heavily dependent on the successful development, regulatory approval and commercialization of zervimesine and any future product candidates that we may develop or acquire.

We currently have no products approved for sale, and our lead product candidate is in early stages of clinical development. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates and, in particular, the advancement of zervimesine, currently our only clinical-stage product candidate. However, given our stage of development, it may be many years, if we succeed at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to warrant approval for commercialization. We cannot be certain that our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

The clinical and commercial success of zervimesine and any future product candidates that we may develop or acquire will depend on a number of factors, including the following:

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

In addition, the FDA or other regulatory agencies may not agree with our clinical development plan and require that we conduct additional clinical trials to support our regulatory submissions. We have not yet conducted an end of Phase 2 meeting with the FDA to discuss the registration pathway for zervimesine, and our current clinical development plans for zervimesine in mild-to-moderate AD may change as a result of future interactions with the FDA. For example, the FDA may not accept the results of the ongoing zervimesine clinical trials and may require that we conduct additional trials, including more than one pivotal trial, in order to gain approval in AD. Furthermore, any approval of zervimesine for AD may be limited to zervimesine in combination with the existing standard of care.

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

We may not successfully expand our pipeline of product candidates, including by pursuing additional indications for zervimesine or by in-licensing or acquiring additional product candidates for other diseases.

A key element of our strategy is to build and expand our pipeline of product candidates, including by developing zervimesine for the treatment of age-related degenerative diseases and disorders of the CNS beyond indications in AD, and by identifying other product candidates from libraries created using our NICE platform as well as new molecule and screening strategies. In addition, we may in-license or acquire additional product candidates for other diseases. We may not be able to identify or develop additional product candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify, in-license or acquire may not be suitable for clinical development. For example, our research methodology may be unsuccessful in identifying potential drug candidates or those we identify may be shown to have harmful side effects or other characteristics that make them unmarketable or unlikely to receive regulatory approval. We have devoted significant resources to discovery efforts through our proprietary NICE platform, and we cannot guarantee that we will be successful in identifying additional potential drug candidates, or that we will be able to successfully identify and in-license new and valuable product candidates from other parties.

Research and development of pharmaceuticals is inherently risky. We cannot give any assurance that any of our product candidates will receive regulatory approval.

We are at an early stage of clinical development of our only clinical stage product candidate, zervimesine. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

In addition, early clinical trials may only include a limited number of subjects and limited duration of exposure to our product candidates. In particular, we are pursuing a new approach to inhibiting the synaptic binding and signaling of soluble Aβ oligomers through the use of small molecule receptor antagonists, like zervimesine. As a result, our product candidates may cause unforeseen safety events when evaluated in larger patient populations. Further, clinical trials may not be sufficient to determine the effect and safety consequences of taking our product candidates over a multi-year period.

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

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, top-line, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain Phase 2 clinical trials of zervimesine targeting mild-to-moderate AD and DLB, we do not know whether zervimesine will perform in future clinical trials as it has performed in these prior trials. The positive results we have observed for zervimesine in past clinical trials may not be predictive of our ongoing and future clinical trials in humans. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. In addition, changes to the design of our current or future clinical trials may be necessary if there are new developments in the field of Alzheimer’s research. A number of companies in the biopharmaceutical, pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.

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

We have initially concentrated our research and development efforts on the treatment of AD and DLB, diseases that have seen limited success in drug development.

Efforts by biopharmaceutical and pharmaceutical companies in treating AD and DLB have seen limited success in drug development. Only two disease-modifying therapeutic options have been approved by the FDA for AD, and none have been approved for DLB. Specifically, Biogen’s Aduhelm received accelerated approval on June 7, 2021 (and was later discontinued in January 2024) and the FDA granted accelerated approval to Eisai’s Leqembi on January 6, 2023. Leqembi is monoclonal antibodies administered via infusion reported to reduce Aβ plaques and protofibrils. We cannot be certain that our oral, small-molecule approach will lead to the development of approvable or marketable products. With the exception of Leqembi, the only currently marketed drug approved by the FDA to treat patients with AD address the symptoms of the disease. As a result, the FDA has a limited set of products to rely on in evaluating zervimesine. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of zervimesine for the treatment of AD or DLB.

We have never conducted pivotal clinical trials, and we may be unable to do so for any product candidates we may develop.

We will need to successfully initiate and complete pivotal clinical trials in order to obtain the approval of the FDA, the European Medicines Agency, or EMA, or other regulatory agencies to market zervimesine or any future product candidate. Carrying out pivotal clinical trials is a complicated process that requires significant financial resources. As an organization, we have not previously initiated nor conducted any later stage or pivotal clinical trials. In order to do so, we will need to expand our clinical development and regulatory capabilities, and we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of zervimesine or future product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates, if approved.

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

The FDA granted zervimesine Fast Track designation in October 2017 for the treatment of mild-to- moderate AD, and, in the future, we may seek Fast Track designation for other of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Fast Track designation may not result in a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many small molecule product candidates that have received Fast Track designation have failed to obtain marketing approval.

Changes in funding for, or disruptions to the operations of the FDA and other government agencies could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. A prolonged government shutdown significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, government funding of other agencies on which our operations may rely, including those that fund research and development activities and clinical trials, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at agencies that fund our research and development activities and our clinical trials, or changes to such agencies’ budgets, may negatively impact our operations and ongoing clinical trials and may limit our ability to seek additional funding in the future. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

We have conducted, and in the future plan to conduct, clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We have conducted clinical trials of our product candidates outside the United States, and plan to continue to do so in the future. For example, we initially conducted our Phase 1b SNAP clinical trial of zervimesine in collaboration with the Karolinska Institute in Sweden. In addition, the Phase 1 single and multiple ascending dose studies of zervimesine in healthy volunteers (COG0101) as well as the first-in-patient study (COG0102) were conducted in Australia. We opened additional clinical trial site in the Netherlands, Czech Republic and Spain for our SHINE study. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, any comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless:

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

Although a substantial amount of our effort will focus on the continued development and potential approval of our current product candidates, a key element of our strategy is to identify, develop and commercialize a portfolio of products that help restore normal cellular damage responses in age-related degenerative diseases and disorders of the CNS and retina. A component of our strategy is to evaluate our product candidates in multiple indications based, in part, on our evaluation of certain biomarkers in a disease area. For example, we intend to evaluate zervimesine and other product candidates discovered through our NICE platform in other diseases beyond indications in AD, such as synucleinopathies, including PD and DLB. However, we may find that while we have seen promising results in one neurodegenerative disease, that effect is not replicated across other indications with promising similarities. Even if we successfully identify additional product candidates, we may still fail to yield additional product candidates for development and commercialization for many reasons, including the following:

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

Risks Related to Our Business and Industry

We are heavily dependent on the success of zervimesine, our lead product candidate, which is still under clinical development, and if zervimesine does not receive regulatory approval or is not successfully commercialized, our business may be harmed.

The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of zervimesine, currently our only clinical-stage product candidate. To date, we have invested a significant portion of our efforts and financial resources in the development of zervimesine for the treatment of AD and DLB. Our future success is substantially dependent on our ability to successfully complete clinical development for, obtain regulatory approval for and successfully commercialize zervimesine, which may never occur. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to zervimesine, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities.

Furthermore, while inhibition of Aβ oligomers has been validated as a therapeutic approach, the use of small molecule receptor antagonists, such as zervimesine, to inhibit the synaptic binding and signaling of soluble Aβ oligomers is an innovative therapeutic approach, which exposes us to certain risks. For example, we may discover unforeseen safety events or that zervimesine does not possess certain properties required for therapeutic effectiveness. Even if found to be effective in one type of disease, zervimesine, or the associated therapeutic approach, may not be effective in other diseases. In addition, given our therapeutic approach, designing preclinical studies and clinical trials to demonstrate its effect is complex and exposes us to risks.

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable regulatory authorities in other countries. We are not permitted to market zervimesine in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities for zervimesine and may not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory approvals for zervimesine, we will not be able to commercialize zervimesine in AD, PD and DLB or other age-related degenerative diseases and disorders of the CNS and retina, and our financial position will be materially adversely affected and we may not be able to generate sufficient revenue to continue our business.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of March 1, 2025, we had 25 full-time and 3 part-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize zervimesine, our lead product candidate, or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth and we expect will lead to increasing costs. Our need to effectively execute our growth strategy requires that we:

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

Our future financial performance and our ability to develop, manufacture and commercialize zervimesine and our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert financial and other resources, and a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time, to managing these growth activities.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize zervimesine, if approved, and our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Significant disruptions of information technology systems and infrastructure, data breaches and other cybersecurity incidents could materially adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems and infrastructure to prevent a data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and infrastructure and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may have access to our confidential information. Our internal information technology systems and infrastructure, and those of any future collaborators and our contractors, consultants, vendors and other  third parties on which we rely, are vulnerable to damage, disruption, security compromise or incident, or other unauthorized access or use resulting from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions, malicious internet-based activity, online and offline fraud, phishing attacks and other social engineering schemes, denial or degradation of service attacks, ransomware, hacking, wrongful conduct by insider employees or vendors, data breaches, and other similar activities. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources.

The risk of a security compromise, incident, breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access confidential information also increases the risk of lost or stolen devices, security incidents and data breaches, which could lead to the loss of confidential information, including intellectual property, proprietary business information and personal information. Like other companies in our industry, we, and our third party vendors, have experienced and will continue to experience threats and cybersecurity incidents relating to our information technology systems and infrastructure. Further, and due to our reliance on internet technology and based on the number of our employees who work on a hybrid basis, at home and in the office, there may be increased opportunities for bad actors to exploit security vulnerabilities. The costs to us to investigate, mitigate and remediate security incidents, compromises, data breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

We have in the past experienced threats related to our data and systems, including phishing attacks, and we will in the future experience such threats and cybersecurity incidents. While we have implemented security measures designed to protect our data security and information technology systems and infrastructure, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss or misappropriation of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any security compromise affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny.

Moreover, if a computer security compromise or breach affects our systems or infrastructure or results in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information or clinical trial data, it may be necessary to notify affected individuals, governmental authorities, regulatory agencies, the media and other parties pursuant to privacy and security laws, and our reputation could be materially damaged.  We would also be exposed to a risk of loss, governmental investigations or enforcement, litigation, fines, penalties, and other potential legal and financial exposure and liability, which could materially adversely affect our business, results of operations and financial condition.

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

Environmental, social and governance matters may impact our business and reputation.

In addition to the changing rules and regulations related to environmental, social and governance, or ESG, matters imposed by governmental and self-regulatory organizations, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters.

Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, including our previously announced commitments to reduce greenhouse gas emissions, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions. Such anti-ESG policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in the Company facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and product candidates including our lead product candidate, zervimesine, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

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

Patent terms may be inadequate to protect our competitive position on our product candidates including our lead product candidate, zervimesine, for an adequate amount of time.

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

The validity, scope and enforceability of any patents listed in the Orange Book that cover our product candidates including our lead product candidate zervimesine can be challenged by third parties.

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

Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate patents or other proprietary rights, may delay or prevent the development and commercialization of any of our product candidates including our lead product candidate, zervimesine.

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

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protects our product including our lead product candidate, zervimesine.

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

Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, results of operations and prospects. For example, the NIA has provided grants to fund certain of our preclinical activities and clinical trials. If the United States or another jurisdiction decides that the NIA grant bestows rights to our patent applications, that could affect our ability to obtain valid and enforceable patent claims protecting our rights as they relate to our lead product candidate, zervimesine, our other product candidates and our NICE platform. As a consequence of these and other factors, our patent applications may fail to result in issued patents with claims that cover our product candidates in the United States or in other countries. Such a loss of patent protection could harm our business.

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

The market opportunities for zervimesine, if approved, may be smaller than we anticipate.

We expect to initially seek approval for zervimesine for AD, PD and DLB and other age-related degenerative diseases and disorders of the CNS and retina. Our estimates of market potential have been derived from a variety of sources, including scientific literature, patient foundations and market research and may prove to be incorrect. Even if we obtain significant market share for zervimesine after FDA approval, the potential target populations may be too small to consistently generate revenue, and we may never achieve profitability without obtaining marketing approval for additional indications.

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

We do not currently have, nor do we plan to build or acquire the infrastructure or internal capability to manufacture supplies of our product candidates or the materials necessary to produce our product candidates for use in conducting our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our product candidates on a preclinical, clinical or commercial scale. The facilities used by our contract manufacturers to manufacture our product candidates are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not control the manufacturing processes of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture of our product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds these facilities inadequate for the manufacture of our product candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which we may not be able to do on reasonable terms, if at all, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

We currently rely on third parties at key stages in our supply chain. For instance, the supply chains for our lead product candidate involves several manufacturers that specialize in specific operations of the manufacturing process, specifically, raw materials manufacturing, drug substance manufacturing and drug product manufacturing. As a result, the supply chain for the manufacturing of our product candidates is complicated, but not atypical, and we expect the logistical challenges associated with our supply chain to grow more complex as our product candidates are further developed.

We do not have complete control over the process or timing of the acquisition or manufacture of materials by our manufacturers. We generally do not begin preclinical studies or clinical trials unless we believe we have access to a sufficient supply of a product candidate to complete such study. In addition, any significant delay in, or quality control problems with respect to, the supply of a product candidate, or the raw material components thereof, for an ongoing study could considerably delay completion of our preclinical or clinical trials, product testing and potential regulatory approval of our product candidates.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of product candidates for the treatment of the diseases and disorders for which we have research programs, including AD, PD and DLB. Companies developing therapeutics for similar indications include large companies with significant financial resources, such as AbbVie, AstraZeneca, Biogen, Celgene (as acquired by Bristol Myers Squibb), Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Novartis, Pfizer, Roche, Sanofi and Takeda. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Risks Related to Our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock began trading on the Nasdaq Global Market on October 8, 2021 and was transferred to a listing on Nasdaq Capital Market on March 14, 2025; since its initial listing, our stock has traded at prices as low as $0.34 per share and as high as $13.80 per share through March 13, 2025. In particular, the trading prices for biopharmaceutical companies have been highly volatile as a result of supply chain disruptions and the COVID-19 pandemic. These factors include those discussed in this “Risk Factors” section and others such as:

●	the commencement, enrollment, or results of our current and future preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	regulatory developments in the United States and foreign countries;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the United States healthcare system;
●	the success or failure of our efforts to acquire, license, or develop additional product candidates;
●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with manufacturers, suppliers, licensors, future collaborators, or other strategic partners;
●	achievement of expected product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;

●	trading volume of our common stock;
●	an inability to obtain additional funding;
●	sales of our stock by insiders and stockholders;
●	additions or departures of key personnel;
●	our ability to maintain our listing on the Nasdaq Capital Market;
●	intellectual property, product liability, or other litigation against us; and
●	general economic, industry and market conditions, including with respect to the financial markets in the United States and worldwide resulting from inflation, the COVID-19 pandemic and ongoing global and regional conflicts.

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

Because we expect our expenses to increase significantly in the foreseeable future and because, based on our current business plans, we believe that our cash, cash equivalents and income from our non-dilutive grants will be sufficient for us to fund our operating and capital expenditures into the fourth quarter of 2025. As a result, we may from time to time issue additional shares of common stock or other securities to raise capital. These issuances may be at a discount from the current trading price of our common stock. Our stockholders would experience dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders will experience additional dilution and, as a result, our stock price may decline.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of March 17, 2025, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially owned approximately 15% of our outstanding common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

In December 2022, we filed a registration statement on Form S-3 relating to the registration of our common stock, preferred stock, debt securities, warrants, units and subscription rights or any combination thereof. Concurrently with the filing of such registration statement, we entered into the ATM Facility, which provides for the offering, issuance and sale by us of up shares of our common stock from time to time for aggregate gross proceeds of up to $40 million in sales deemed to be “at-the-market” as defined by the Securities Act of 1933, as amended. For the year ended December 31, 2024, we sold 19,913,189 shares of our common stock pursuant to the ATM for gross proceeds of approximately $12.8 million, subject to the limitations of General Instruction I.B.6 of Form S-3. For the period ended December 31, 2024, the Company did not sell any shares of common stock to Lincoln Park pursuant to the equity line financing arrangement. As of December 31, 2024, $34.8 million was available to draw pursuant to the Purchase Agreement. Any additional sale or issuance of securities pursuant to this registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.

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

As of December 31, 2024, we had federal net operating loss, or NOL, carryforwards of approximately $38.1 million and state NOL carryforwards of approximately $12.6 million available to offset future taxable income. Of the federal NOL carryforwards, $11.5 million begin to expire in 2035, and $26.6 million can be carried forward indefinitely. State NOL carryforwards will begin to expire in 2028. As of December 31, 2024, we also had $3.8 million of federal research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2029, if not utilized. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Code. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points. Similar provisions under state tax law may also apply. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability. In 2023, we completed an analysis covering the periods from inception through December 31, 2022 to determine whether there may have been a Section 382 ownership change. This analysis showed an ownership change occurred in January 2009 and the Section 382 limitation would result in $0.6 million of federal net operating loss carryforwards expiring unutilized. We updated the analysis through December 31, 2024 and determined that it is more-likely-than-not that our existing net operating loss and research and development tax credit carryforwards could be utilized to offset current and future taxable income or tax, respectively.

Additionally, under the Tax Cuts and Jobs Act, or the TCJA, NOL carryforwards arising in tax years beginning after December 31, 2017 are limited to 80% of taxable income, and may be carried forward indefinitely and are prohibited from being carried back. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, allowed federal NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five tax years preceding the tax year of such loss and temporarily suspends the 80% limitation mentioned above for this period. The changes in the carryforward and carryback periods as well as the limitation on use of NOL carryforwards may significantly impact our ability to use NOL carryforwards, particularly for tax years beginning after December 31, 2024, as well as the timing of any such use, and could adversely affect our results of operations.

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

Further, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the United States and China or the conflicts between Russia and Ukraine and in the Middle East, including any additional sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also has in the past and could in the future lead to disruption, instability and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. Additionally, significant political, trade, or regulatory developments, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us.  Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. Political developments impacting government spending and international trade, including changes in trade agreements, potential government shutdowns and trade disputes and tariffs, including tariffs that have been or may in the future be imposed by the United States or other countries and future legislation or actions taken by the United States or other countries that restrict trade, and protectionist or retaliatory measures taken by the United States or other countries, may negatively impact markets and cause weaker macroeconomic conditions.

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

We have incurred, and will continue to incur, significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Capital Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we identify any material weaknesses, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could materially and adversely affect our business, financial condition, results of operations and prospects, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend in part on CROs and other third parties to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Capital Market or other adverse consequences that would materially and adversely affect our business, financial condition, results of operations and prospects.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

Cognition Therapeutics, Inc. has implemented and maintains an enterprise risk management program that includes processes designed to identify, assess, and mitigate cybersecurity risks. These processes include the deployment of third-party security solutions and tools designed to monitor, identify, and address cybersecurity risks. We engage a third-party information technology advisor to support our cyber risk management efforts and, periodically, we engage additional third-party consultants for penetration testing and threat simulation exercises. We also maintain processes to assess and review the cybersecurity practices of third-party vendors and service providers prior to onboarding, including through review of System and Organization Controls (SOC) reports provided by potential vendors and inclusion of security requirements in contracts, as appropriate. Employees are required to complete an annual cybersecurity awareness training program designed to raise awareness of cybersecurity threats across functions, as well as to encourage consideration of cybersecurity risks across our Company.

As part of our cybersecurity risk management, we have adopted an incident response plan that has been designed to identify and manage significant events that may impact our information technology infrastructure, including those arising from or related to cybersecurity threats. We recently tested our incident response plan using a tabletop exercise with the goal of improving our processes and preparedness.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Market under the symbol “CGTX” on October 8, 2021 until March 13, 2025. Effective March 14, 2025, our common stock began trading on the Nasdaq Capital Market under the symbol “CGTX”. Prior to October 8, 2021, there was no public market for our common stock.

Holders

As of March 17, 2025, there were approximately 61,972,946 shares of our common stock outstanding held by approximately 280 holders of record. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2024.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not purchase any of our registered equity securities during the fiscal year ended December 31, 2024.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of innovative, small molecule therapeutics targeting age-related degenerative diseases and disorders of the central nervous system (“CNS”) and retina. Currently available therapies for these diseases are limited, with few Alzheimer’s disease (“AD”) treatments, two approved treatments for geographic atrophy (“GA”) secondary to dry age-related macular degeneration (“dAMD”) and no approved treatments for dementia with Lewy bodies. Our goal is to develop disease-modifying treatments for participants with these degenerative disorders.

Since our inception in 2007, we have incurred significant operating losses and devoted substantially all of our time and resources to developing our lead product candidate, zervimesine, building our intellectual property portfolio, raising capital and recruiting management and technical staff to support these operations. As of December 31, 2024, we had an accumulated deficit of $175.2 million. We incurred net losses of $34.0 million and $25.8 million for the years ended December 31, 2024 and 2023, respectively.

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging (the “NIA”), a division of the National Institutes of Health (the “NIH”), and proceeds from our initial public offering (the “IPO”), completed in October 2021, proceeds from our follow-on public offerings, sales of our common stock through our ATM (as defined below), sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity (“SAFE”) and stock option exercises. Since our inception, we have raised approximately $138.0 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, IPO, follow-on public offerings, ATM, and equity line financing with Lincoln Park. As of December 31, 2024, we had cash and cash equivalents of $25.0 million. As of December 31, 2024, we had approximately $50.0 million available from obligated NIA funds for applicable expenses to be incurred in the future.

On December 23, 2022, we entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc., or the Sales Agents, providing for the offering, issuance and sale by us of up to $40 million of our common stock from time to time in “at-the-market” offerings (the “ATM”). For the period ended December 31, 2024, we sold 19,913,189 shares of our common stock pursuant to the ATM for gross proceeds of approximately $12.8 million. As of December 31, 2024, we have approximately $21.9 million remaining in gross proceeds available for future issuances of common stock under the ATM.

On March 10, 2023, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Lincoln Park Purchase Agreement”). The Lincoln Park Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to direct Lincoln Park to purchase up to $35.0 million of shares of common stock at our sole discretion, over a 36-month period commencing on March 10, 2023. We filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that are issued under the Lincoln Park Purchase Agreement. During the year end December 31, 2024, we did not sell any shares of common stock to Lincoln Park. As of December 31, 2024, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement.

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

We do not own or operate manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of zervimesine for preclinical studies and clinical trials, as well as for commercial manufacture if zervimesine obtains marketing approval. We also rely, and expect to continue to rely, on third parties to manufacture, package, label, store, and distribute zervimesine, if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the development of zervimesine.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants awarded from governmental bodies that are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of December 31, 2024, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203-START) study of zervimesine in participants with early-stage AD, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201-SHINE) study of zervimesine in participants with mild-to-moderate AD, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201-SHIMMER) study of zervimesine in participants with dementia with Lewy bodies.

Other Income, Net

Other income, net consists primarily of interest income from money market funds, offset partially by other fees such as costs incurred to establish financing opportunities.

Interest Expense

Interest expense for the years ended December 31, 2024 and 2023 consisted of interest expense related to the insurance premium financing arrangement with a lender.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2024	2023	Change
Consolidated Statements of Operations Data:
Operating Expenses:
Research and development	$41,676	$37,196	$4,480
General and administrative	12,290	13,528	(1,238)
Total operating expenses	53,966	50,724	3,242
Loss from operations	(53,966)	(50,724)	(3,242)
Other income (expense):
Grant income	19,549	24,805	(5,256)
Other income, net	666	158	508
Interest expense	(25)	(27)	2
Loss on currency translation from liquidation of subsidiary	(195)	—	(195)
Total other income, net	19,995	24,936	(4,941)
Net loss	$(33,971)	$(25,788)	$(8,183)

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2024	2023	Change
Clinical programs	$27,675	$21,180	$6,495
Personnel	10,752	9,193	1,559
Manufacturing	2,241	2,890	(649)
Preclinical programs	810	3,503	(2,693)
Other expense	198	430	(232)
Total research & development expenses	$41,676	$37,196	$4,480

Research and development expenses were $41.7 million for the year ended December 31, 2024, compared to $37.2 million for the year ended December 31, 2023. The increase of $4.5 million was primarily due to the following:

●	an increase of $6.5 million in clinical programs primarily related to increased Phase 2 trial activities with contract research organizations;
●	an increase of $1.6 million in personnel costs associated with expanded research and development activities, and equity-based compensation expense;
●	a decrease of $2.9 million in preclinical programs, and other expense primarily due to decreased research spend; and
●	a decrease of $0.7 million in manufacturing related to lower costs with contract manufacturing organizations for the production of pre-clinical and future clinical trial supply.

General and Administrative Expenses

General and administrative expenses were $12.3 million for the year ended December 31, 2024, compared to $13.5 million for the year ended December 31, 2023. The decrease of $1.2 million was primarily due to:

●	a decrease of $1.0 million in equity-based compensation due to vesting of stock option grants;
●	a decrease of $0.9 million in professional fees driven by lower consulting and outside services;
●	an increase of $0.6 million in personnel cost related to increased employee headcount, compensation and benefits; and
●	an increase of $0.1 million in other expenses.

Other Income (Expense)

Grant Income

Grant income was $19.5 million for the year ended December 31, 2024, compared to $24.8 million for the year ended December 31, 2023. The change in grant income is correlated with the decrease in eligible reimbursable costs related to clinical trials incurred during 2024 as compared to 2023.

Other Income, Net

Other income, net was $0.7 million for the year ended December 31, 2024, compared to $0.2 million for the year ended December 31, 2023. The change in other income, net was driven primarily by interest earned on money market funds.

Interest Expense

Interest expense was less than $0.1 million for the year ended December 31, 2024, compared to interest expense of less than $0.1 million for the year ended December 31, 2023. Interest expense was not significant in either period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFE, stock option exercises, follow-on equity offerings, sales under our ATM and equity line financing, and our IPO. Since our inception, we have been awarded grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $138.0 million in net proceeds from sales of our equity securities, convertible notes and SAFE, stock option exercises, our ATM, our equity line financing with Lincoln Park, our IPO and our follow-on public offerings. The net proceeds from our IPO, which closed on October 13, 2021, were approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On November 15, 2022, we closed our follow-on public offering, selling 5,000,000 shares of our common stock at a public offering price of $1.20 per share. The net proceeds were approximately $5.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On December 23, 2022, we entered into a sales agreement with the Sales Agents, providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in ATM offerings. As of December 31, 2024, we sold 22,772,263 shares of common stock under the ATM for gross proceeds of approximately $18.1 million. As of December 31, 2024, there was $21.9 million of common stock remaining available for sale under the ATM. In addition, in March 2023, we entered into the Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, giving the Company the right, but not the obligation to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. As of December 31, 2024, we sold 125,000 shares of common stock to Lincoln Park for proceeds of $0.2 million, as part of the equity line financing arrangement. As of December 31, 2024, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement. On March 14, 2024, we closed a follow-on public offering of 6,571,428 shares of our common stock at a public offering price of $1.75 per share. As part of the follow-on offering, the underwriters exercised their option to purchase 985,714 shares of our common stock on March 28, 2024, at a public offering price of $1.75 per share. The net proceeds were approximately $11.9 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us.

As of December 31, 2024, we had $25.0 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, income from non-dilutive grants, and net proceeds from our March 2024 follow-on public offering will be sufficient for us to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2025, which assumes no usage from the remaining ATM nor the Lincoln Park Purchase Agreement. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, progress, costs and results of our ongoing and planned clinical trials of zervimesine, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to a pandemic, such as the COVID-19 pandemic, or other diseases, macroeconomic conditions, global or political instability, such as the ongoing global and regional conflicts, inflation, or other delays;

●	the scope, progress, costs and results of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
●	the extent to which we develop, in-license or acquire other product candidates and technologies;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
●	the availability, timing, and receipt of any future NIA grants, or any changes to our grants based on political or regulatory pressures;
●	the number and development requirements of other product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to establish collaborations to commercialize zervimesine or any of our other product candidates outside the United States;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the additional costs we may incur as a result of operating as a public company, including our efforts to enhance operational systems and hire additional personnel, including enhanced internal controls over financial reporting.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Cash flows used in operating activities	$(28,474)	$(16,018)
Cash flows used in investing activities	(4)	(147)
Cash flows provided by financing activities	23,565	4,521
Effect of exchange rate changes on cash and cash equivalents	—	4
Net decrease in cash and cash equivalents	$(4,913)	$(11,640)

Cash used in operating activities

Net cash used in operating activities for the years ended December 31, 2024 and 2023 was $28.5 million and $16.0 million, respectively. The change in cash used in operating activities of $12.5 million was primarily driven by an increase in net loss of $8.2 million from a reduction in grant income, combined with increased research and development expenses during the year ended December 31, 2024. Additionally, decreases in operating assets and liabilities of $3.5 million driven primarily by a decrease in grant receivables, and decreases in non-cash adjustments of $0.7 million from decreased equity-based compensation expense drove increased cash used in operating activities for the year ended December 31, 2024.

Cash used in investing activities

During the years ended December 31, 2024 and 2023, we used less than $0.1 million and $0.1 million of cash, respectively, for investing activities related to purchases of property and equipment.

Cash provided by financing activities

Net cash provided by financing activities was $23.6 million and $4.5 million for the years ended December 31, 2024 and 2023, respectively. The change in net cash provided by financing activities is primarily related to net proceeds from the issuance of common stock in our follow-on offering in March 2024 and under the ATM program.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2024 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations	$226	$249	$130	$—	$605
Other obligations	279	—	—	—	279
Total:	$505	$249	$130	$—	$884

In October 2023, we entered into an insurance premium financing arrangement with a lender whereby we financed $0.7 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from November 2023 through October 2024. As of December 31, 2024, there was no outstanding balance on the loan.

In October 2024, we entered into an insurance premium financing arrangement with a lender whereby we financed $0.4 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from November 2024 through July 2025. As of December 31, 2024, the outstanding principal of the loan was $0.3 million.

We have entered into operating leases for office and laboratory facilities under non-cancelable agreements that run through May 31, 2029. The amounts reflected in the table above consist of the future minimum lease payments under the non-cancelable lease arrangements.

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

Research and Development Costs, Accrued Research and Development Costs and Related Prepaid Expenses

Research and development costs are expensed as incurred. Research and development expenses include, among other costs, personnel costs, including salaries, stock-based compensation, and benefits for employees, third-party license fees and other operational costs related to our research and development activities, including allocated facility-related expenses and external costs of outside vendors, and other direct and indirect costs. Non-refundable advance payments for research and development costs are deferred and expensed as the related goods are delivered or services are performed. The estimated costs of research and development expenses incurred, but not yet invoiced, are recorded in accrued expenses on our consolidated balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to CROs, contract manufacturing organizations and other companies under these arrangements in advance of the performance of the related services are recorded as prepaid expenses.

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

As of December 31, 2024, the total unrecognized compensation expense related to unvested time-based vesting awards was $2.1 million, which is expected to be recognized over weighted-average remaining vesting period of approximately 1.9 years. As of December 31, 2024, the total unrecognized compensation expense related to unvested performance-based vesting awards was $0.5 million, which is expected to be recognized over a weighted-average remaining vesting period of approximately 0.8 years.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited consolidated financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report.

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

As of and for the years ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cognition Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cognition Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Philadelphia, Pennsylvania

March 20, 2025

COGNITION THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$25,009	$29,922
Grant receivables	2,686	1,281
Prepaid expenses and other current assets	1,860	3,019
Total current assets	29,555	34,222
Property and equipment, net	181	284
Right-of-use assets, operating leases	498	657
Total assets	$30,234	$35,163
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,984	3,695
Accrued expenses	7,620	4,055
Deferred grant income, current	1,066	1,701
Operating lease liabilities, current	193	174
Other current liabilities	279	544
Total current liabilities	11,142	10,169
Operating lease liabilities, non-current	342	520
Total liabilities	11,484	10,689
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 59,854,877 and 32,165,478 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	60	32
Additional paid-in capital	193,850	165,826
Accumulated deficit	(175,160)	(141,189)
Accumulated other comprehensive loss	—	(195)
Total stockholders’ equity	18,750	24,474
Total liabilities and stockholders’ equity	$30,234	$35,163

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Year Ended
	December 31,
	2024	2023
Operating Expenses:
Research and development	$41,676	$37,196
General and administrative	12,290	13,528
Total operating expenses	53,966	50,724
Loss from operations	(53,966)	(50,724)
Other income (expense):
Grant income	19,549	24,805
Other income, net	666	158
Interest expense	(25)	(27)
Loss on currency translation from liquidation of subsidiary	(195)	—
Total other income, net	19,995	24,936
Net loss	(33,971)	(25,788)
Foreign currency translation adjustment, including reclassifications	195	4
Total comprehensive loss	$(33,776)	$(25,784)
Net loss per share:
Basic	$(0.86)	$(0.86)
Diluted	$(0.86)	$(0.86)
Weighted-average common shares outstanding:
Basic	39,730,148	30,029,087
Diluted	39,730,148	30,029,087

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2022	28,991,548	$29	$155,820	$(115,401)	$(199)	$40,249
Issuance of common stock under the at-the-market (ATM) sales agreement, net of commissions and allocated fees	2,859,074	3	5,124	—	—	5,127
Issuance of common stock as commitment shares for equity line financing (Note 8)	189,856	—	318	—	—	318
Issuance of common stock related to the equity line financing	125,000	—	210	—	—	210
Equity-based compensation	—	—	4,354	—	—	4,354
Other comprehensive gain	—	—	—	—	4	4
Net loss	—	—	—	(25,788)	—	(25,788)
Balances as of December 31, 2023	32,165,478	$32	$165,826	$(141,189)	$(195)	$24,474
Issuance of common stock in follow on public offering, net of discounts and issuance costs of $1,329	7,557,142	8	11,888	—	—	11,896
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	19,913,189	20	12,434	—	—	12,454
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	125,718	—	(128)	—	—	(128)
Exercise of common stock options	93,350	—	82			82
Equity-based compensation	—	—	3,748	—	—	3,748
Reclassification adjustment of foreign currency translation included in net loss for liquidation of subsidiary	—	—	—	—	195	195
Net loss	—	—	—	(33,971)	—	(33,971)
Balances as of December 31, 2024	59,854,877	$60	$193,850	$(175,160)	$—	$18,750

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,971)	$(25,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107	96
Equity-based compensation	3,748	4,354
Amortization of right-of-use assets	159	156
Loss on currency translation from liquidation of subsidiary	195	—
Issuance of common stock as commitment shares for equity line financing	—	318
Changes in operating assets and liabilities:
Grant receivables	(1,405)	2,391
Prepaid expenses and other assets	1,633	1,852
Accounts payable and accrued expenses	1,854	2,440
Deferred grant income and other liabilities	(635)	(1,687)
Operating lease liabilities	(159)	(150)
Net cash used in operating activities	(28,474)	(16,018)
Cash flows from investing activities:
Payments for property and equipment	(4)	(147)
Net cash used in investing activities	(4)	(147)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net	11,896	—
Proceeds from issuance of common stock under the ATM sales agreement, net	12,454	5,127
Proceeds from the exercise of common stock options	82	—
Proceeds from sale of common stock related to the equity line financing	—	205
Payment of employee withholding taxes on vested restricted stock units	(128)	—
Payments on loan payable	(739)	(811)
Net cash provided by financing activities	23,565	4,521
Effect of exchange rate changes on cash and cash equivalents	—	4
Net decrease in cash and cash equivalents	(4,913)	(11,640)
Cash and cash equivalents
Cash and cash equivalents – beginning of period	29,922	41,562
Cash and cash equivalents – end of period	$25,009	$29,922
Supplemental disclosures of non-cash financing activities:
Prepayment of insurance through third-party financing	$475	$721

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

In January 2024, the Company ceased operations at Cognition Therapeutics PTY LTD, a wholly owned subsidiary (the “Subsidiary”) and completed its liquidation of the Subsidiary (the “Liquidation”). In accordance with the Liquidation, the Company removed the Accumulated Other Comprehensive Income (AOCI) balance associated with the currency translation adjustments and recorded a loss on liquidation of the Subsidiary in accumulated deficit.

On December 23, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-268992) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”) providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). During the year ended December 31, 2024, the Company sold 19,913,189 shares of its common stock pursuant to the ATM for net proceeds of approximately $12,454. Please refer to Note 8 for further details.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. The Company filed a prospectus supplement to its Registration Statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that may be issued under the Purchase Agreement. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement. During the year ended December 31, 2024, the Company did not sell any shares of common stock to Lincoln Park. As of December 31, 2024, $34,795 was available to draw pursuant to the Purchase Agreement. Please refer to Note 8 for further details.

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

Liquidity and Going Concern

The Company’s Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $33,971 for the year ended December 31, 2024 and $25,788 for the year ended December 31, 2023. As of December 31, 2024 and 2023, the Company had cash and cash equivalents of $25,009 and $29,922, respectively. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $175,160 as of December 31, 2024. The Company expects to continue to incur losses for the foreseeable future.

As of March 20, 2025, the date of issuance of these Consolidated Financial Statements, the Company believes that its cash and cash equivalents as of December 31, 2024, is not sufficient to fund operations for the period through one year after the date of this filing and therefore substantial doubt exists about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of the expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to the valuation of stock-based awards and the valuation allowance of deferred tax assets. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of interest-bearing deposits at various financial institutions and money markets. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Grant Receivables

Grant receivables relate to outstanding amounts due for reimbursable expenditures of awarded grants issued by the National Institute of Aging (“NIA”) a division of the National Institute of Health (“NIH”) and are carried at their estimated collectible amounts. The Company expects all receivables to be collectible, and accordingly, there is no allowance for doubtful accounts required on these grant receivables.

Grant Income

The Company generates grant income through grants from government and other (non-government) organizations. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the year ended December 31, 2024 and 2023, the Company generated grant income of $19,549 and $24,805, respectively, primarily from reimbursements from the NIA for aging research. For the year ended December 31, 2024 and 2023, deferred grant income was $1,066 and $1,701, respectively.

The grants awarded relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grants, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIH grants do not contain payback provisions, the NIH or other government agency may review the Company’s performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIH grant. If any of the expenditures are found to be unallowable or allocated improperly or if the Company has otherwise violated terms of such NIH grant, the expenditures may not be reimbursed and/or the Company may be required to repay funds already disbursed. To date, the Company has not been found to have breached the terms of any NIH grant. As of December 31, 2024, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the financings.

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

The Company reviews the recorded values of property and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. There were no indicators of impairment of long-lived assets during the years ended December 31, 2024 or 2023.

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

Leases

Under ASC 842, Leases (“ASC 842”), the Company determines if an arrangement is a lease at its inception. Leases are classified as either operating or finance, based on the Company’s evaluation of certain criteria. If a lease has a term greater than one year, the lease is recognized in the balance sheet as a right-of-use asset and a lease liability at lease commencement. The Company elected the short-term lease practical expedient, therefore, if a lease has a term less than one year, the Company will not recognize the lease on its balance sheet. The right-of-use asset represents the Company’s right of use to an underlying asset for the term of the lease and the lease liability represents the Company’s obligation to make lease payments arising from the lease.

If the Company’s leases do not provide an implicit rate within the lease, the Company uses its incremental borrowing rate, based on information available at the commencement date of the lease to determine the present value of the lease payments.

Operating lease right-of-use assets and operating lease liabilities are determined and recognized on the commencement date of the lease based on the present value of lease payments over the term of the lease. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease, and right-of-use assets are subsequently re-measured to reflect the effect of uneven lease payments.

For finance leases, right-of-use assets are amortized on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset. Expenses for finance leases include the amortization of right-of-use assets, which is recorded as depreciation and amortization expense, and interest expense, which reflects interest accrued on the lease liability.

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

The Company accounts for uncertainty in income taxes using a recognition threshold of more-likely-than-not to be sustained upon examination by the appropriate taxing authority. Measurement of the uncertainty occurs if the recognition threshold is met. The Company has determined that there were no uncertainties as of December 31, 2024 and 2023 that met the recognition threshold.

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

Black-Scholes requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to a lack of sufficient public market data for the Company’s common stock and lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The Company uses the simplified method to calculate the expected term for stock options granted to employees whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. Refer to note 9 for additional information.

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

Other Comprehensive Gain

The Company recorded $0 and $4 in other comprehensive gain related to foreign currency translation for the years ended December 31, 2024 and 2023, respectively. The Company presents comprehensive gain and loss in a single statement within its consolidated financial statements.

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

Segments

The Company has determined that it operates and manages one operating segment, which is the business of development of clinical and preclinical product candidates for neurodegenerative disorders, such as AD and DLB. The Company’s chief operating decision maker, its chief executive officer, reviews financial information on an aggregate basis for the purpose of allocating resources. Refer to Note 13 – Segment Reporting for more information.

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

Recent Accounting Pronouncements

Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We adopted this ASU for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all prior periods presented in the financial statements by expanding the disclosure of expenses included in our segment measures of profitability. Refer to Note 13 - Segment Reporting for more information.

Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC's regulations. The amendments apply to all reporting entities within the scope of the affected topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating ASU 2023-06 to determine its impact on the Company's consolidated financial statements and disclosures.

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

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of December 31, 2024
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$23,999	$—	$—	$23,999
Total assets	$23,999	$—	$—	$23,999

	As of December 31, 2023
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$29,391	$—	$—	$29,391
Total assets	$29,391	$—	$—	$29,391

There were no Level 3 financial instruments during the year ended December 31, 2024 and 2023.

4. Property and Equipment

Property and equipment, net, consisted of the following:

	As of December 31,
	2024	2023
Equipment	$1,197	$1,193
Furniture and fixtures	140	140
	$1,337	$1,333
Less: Accumulated depreciation	(1,156)	(1,049)
Property and equipment, net	$181	$284

Depreciation expense for the years ended December 31, 2024 and 2023 was $107 and $96, respectively.

5. Accrued Expenses

Accrued expense consists of the following:

	As of December 31,
	2024	2023
Employee compensation, benefits, and related accruals	$1,526	$1,165
Research and development costs	5,654	2,520
Professional fees and other accruals	440	370
Total	$7,620	$4,055

6. Other Current Liabilities

In October 2023, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $721 of certain premiums at a 8.65% annual interest rate. Total payments of approximately $62, including interest and principal, are due monthly from November 2023 through October 2024. As of December 31, 2023, the outstanding principal of the loan was $544 and the amount was paid off in 2024. In October 2024, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $356 of certain premiums at a 8.65% annual interest rate. Total payments of approximately $41, including interest and principal, are due monthly from November 2024 through July 2025. As of December 31, 2024, the outstanding principal of the loan was $279.

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

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of December 31, 2024 and 2023 were as follows, in thousands:

	As of December 31,
	2024	2023
Assets
Operating lease assets	$498	$657
Total operating lease assets	$498	$657
Liabilities
Current
Operating lease liabilities	$193	$174
Noncurrent
Operating lease liabilities, net of current	342	520
Total operating lease liabilities	$535	$694

Operating lease costs for the year ended December 31, 2024 and 2023 was $218 and $215, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of December 31, 2024 were as follows:

For the Years Ended December 31,	Operating Leases
2025	$226
2026	158
2027	90
2028	92
2029	39
Thereafter	—
Total undiscounted lease payments	$605
Less: Imputed interest	(70)
Present value of operating lease liabilities	$535

The following table summarizes the lease term and discount rate as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	3.3	4.1
Weighted-average discount rate
Operating leases	8.1%	8.1%

Operating cash flows used for operating leases for the year ended December 31, 2024 and 2023 was $224 and $209, respectively.

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

As of December 31, 2024 and 2023, there was no litigation or contingency with at least a reasonable possibility of a material loss.

8. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2024 and 2023, there were 59,854,877 and 32,165,478 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of December 31, 2024, no dividends on common stock had been declared by the Company.

ATM

On December 23, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate (the “Shelf”). The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with the Sales Agents providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in ATM offerings under the Shelf.  The Company sold 19,913,189 shares of common stock pursuant to the ATM during the year ended December 31, 2024 for gross proceeds of approximately $12,840. As of December 31, 2024, there was $21,874 remaining of common stock available for sale under the ATM, subject to the limitations of General Instruction I.B.6 of Form S-3.

Lincoln Park Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement (the “Commitment Shares”). The Company recorded $318 to other expense, net during the year ended December 31, 2023 in connection with the issuance of the Commitment Shares. During the year ended December 31, 2023, the Company sold 125,000 shares of common stock to Lincoln Park for proceeds of $205, as part of the equity line financing arrangement. During the year ended December 31, 2024, the Company did not sell any shares of common stock to Lincoln Park. As of December 31, 2024, $34,795 was available to draw pursuant to the Purchase Agreement.

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

As of December 31, 2024, the aggregate number of shares of common stock of the Company that may be issued under the Plan is 2,587,917. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2024 pursuant to an evergreen provision therein by 643,309 shares, representing 2% of total common shares outstanding at December 31, 2023. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 7,543,185 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2021 Plan, the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan, or ESPP, prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of December 31, 2024, a total of 209,532 shares of common stock was authorized and reserved for issuance under the ESPP.

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

Stock Options

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023
Expected volatility	91.78% – 92.29%	91.47% – 92.68%
Risk-free interest rate	4.23% – 4.45%	3.46% – 4.71%
Dividend yield	0.00%	0.00%
Expected term (years)	6.08 – 6.20	6.18 – 6.37

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

Activity for options was as follows:

	Options Outstanding
				Weighted-Average
			Aggregate	Remaining
	Number of	Weighted-Average	Intrinsic Value	Contractual Life
	Options	Exercise Price	(in 000’s)	(In Years)
Balance, December 31, 2023	4,213,405	$4.73	$1,579	6.5
Options granted	247,500	$1.97
Options exercised	(93,350)	$0.88
Options forfeited	(12,815)	$2.09
Options expired	(1,250)	$2.66
Balance, December 31, 2024	4,353,490	$4.67	$—	5.8
Exercisable as of December 31, 2024	3,688,126	$5.04	$—	5.3

The weighted-average grant date fair value of stock options granted was $1.56 and $1.56 during the years ended December 31, 2024 and 2023, respectively. There were 247,500 stock options granted at an aggregate fair value of $385 for the year ended December 31, 2024 and 628,769 stock options granted at an aggregate fair value of $983 for the year ended December 31, 2023. During the year ended December 31, 2024 and 2023, there were 93,350 and 0 stock options exercised, respectively, with an aggregate grant date fair value of $58 and $0, respectively. The intrinsic value of stock options exercised during the year ended December 31, 2024 and 2023 was $121 and $0, respectively.

Restricted Stock Units

The fair values of RSUs are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. RSUs with time base vesting conditions for employees vest annually over three or four years on each anniversary of the Grant Date and RSUs for non-employee directors vest on the one-year anniversary of the Grant Date. RSUs with performance conditions for employee’s vest on the one-year anniversary of the performance achievement date, assuming continued service from the employee during that period of time.

For the year ended December 31, 2024 and 2023, the Company granted 358,200 and 542,419 RSUs awards, respectively, containing time based vesting conditions to employees and non-employee directors.

For the year ended December 31, 2024 and 2023, the Company granted 515,600 and 0 RSUs awards, respectively, containing performance based vesting conditions to employees. During the year ended December 31, 2024, the performance conditions were achieved and RSUs will vest on the one-year anniversary of the achievement of the performance condition. As of December 31, 2024, the Company had no outstanding performance condition.

The following table summarizes the Company’s RSU activity for the year ended December 31, 2024:

	Number of	Weighted-Average
	Restricted Stock Units	Grant Date Fair Value
Outstanding at December 31, 2023	522,155	$2.07
Granted	873,800	$1.97
Vested	(183,482)	$2.17
Forfeited	(39,509)	$1.89
Outstanding at December 31, 2024	1,172,964	$1.98

Equity-based Compensation Expense

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options and restricted stock units as follows:

	Year Ended December 31,
	2024	2023
Research and development	$1,080	$670
General and administrative	2,668	3,684
Total equity-based compensation	$3,748	$4,354

As of December 31, 2024, total future compensation expense related to unvested time-based awards yet to be recognized by the Company was $2,055, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.9 years. As of December 31, 2024, total future compensation expense related to unvested performance-based awards yet to be recognized by the Company was $462, which is expected to be recognized over a weighted-average remaining vesting period of approximately 0.8 years.

10. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	December 31,
	2024	2023
Options issued and outstanding	4,353,490	4,213,405
Restricted stock units issued and outstanding	1,172,964	522,155
Total	5,526,454	4,735,560

11. Retirement Plan

The Company maintains a 401(k) retirement plan to provide retirement and incidental benefits for its employees. Employees may contribute a percentage of their annual compensation to the 401(k) retirement plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of 6% of the employees’ compensation per person per year. All matching contributions vest immediately. Company matching contributions to the 401(k) retirement plan totaled $265 and $199 for the year ended December 31, 2024 and 2023, respectively.

12. Income Taxes

The net loss consists of the following components:

	Year Ended December 31,
	2024	2023
Domestic	$(33,971)	$(25,767)
Foreign	—	(21)
Total	$(33,971)	$(25,788)

During the years ended December 31, 2024 and 2023, the Company recorded no current or deferred income tax expenses or benefits as the Company has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

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

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Income tax computed at federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.3%	0.5%
Change in valuation allowance	(21.1)%	(22.4)%
R&D Credit	2.8%	4.5%
Equity-based compensation	(1.8)%	(3.2)%
Other	(1.2)%	(0.4)%
Effective income tax rate	—%	—%

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$8,491	$6,847
Tax credit carryforwards	3,791	3,112
Equity-based compensation	477	407
Operating lease liabilities	114	148
Capitalized research expenditures	16,089	11,371
Deferred grant income	224	223
Other	324	246
Deferred tax assets	29,510	22,354
Less: valuation allowance	(29,400)	(22,207)
Deferred tax assets after valuation allowance	110	147

Deferred tax liabilities:
Property and equipment, net	(4)	(8)
Right-of-use assets, operating leases	(106)	(139)
Deferred tax liabilities	(110)	(147)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2024 and 2023. Management has considered the Company’s history of cumulative net losses and has concluded as of December 31, 2024 and 2023, that it was more likely than not that the Company will not realize all of the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2024 and 2023. The valuation allowance increased by $7,193 and $5,772 for the years ended December 31, 2024 and 2023, respectively. The increase in valuation allowance in 2024 was primarily a result of operating losses and tax credits generated.

The Company incurred net operating losses (“NOL”) since inception through December 31, 2021 and year ended December 31, 2024. Due to tax law changes, effective January 1, 2022, requiring the Company to capitalize and amortize R&D expenses, the Company was in a taxable position as of December 31, 2023 and 2022, and has utilized NOL generated in prior years to fully offset their income tax expense. As of December 31, 2024, the Company had federal net operating loss carryforwards of $38,063, net of Section 382 limited amounts. Included in federal net operating loss carryforwards of $38,063 is $11,503 that begin to expire in 2035 and $26,560 that can be carried forward indefinitely. As of December 31, 2024, the Company had state net operating loss carryforwards of $12,613, available to reduce future state taxable income, which will begin to expire in 2028. During the year ended December 31, 2024, the Company ceased operations of its wholly owned foreign subsidiary. As a result, all foreign net operating loss and research tax credit carryforwards were written off with an offsetting decrease to the valuation allowance.

Utilization of the Company’s net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. The amount of the limitation is determined based on the value of the Company immediately prior to the ownership change and could be subject to additional adjustments as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. In 2023 the Company completed an analysis covering the periods from inception through December 31, 2022 to determine whether there may have been a Section 382 ownership change. This analysis showed an ownership change occurred in January 2009 and the Section 382 limitation would result in $589 of federal net operating loss carryforwards expiring unutilized.  The Company updated the analysis through December 31, 2024 and determined that it is more-likely-than-not that the Company’s existing net operating loss and research and development tax credit carryforwards could be utilized to offset current and future taxable income or tax, respectively, due to the conclusion that an ownership change did not occur in 2024.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to further tax examination under statue for tax years beginning on or after January 1, 2021; however, carryforward attributes that were generated prior to January 1, 2021 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

13. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment related to the development of clinical and preclinical product candidates for neurodegenerative disorders, such as AD and DLB. The Company’s Chief Executive Officer (CEO) serves as the CODM.

The CEO manages and allocates resources to the operations of the Company on a consolidated basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, cash forecasting, allocating resources and setting incentive targets. The CEO bases this assessment on the Company’s consolidated net loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023
Grant income	$19,549	$24,805
Less:
Clinical programs	27,675	21,180
R&D Personnel costs(1)	9,672	8,523
Preclinical programs	810	3,503
Manufacturing	2,241	2,890
Other research and development expenses	198	430
General and administrative expenses(2)	9,622	9,844
Equity-based compensation	3,748	4,354
Other segment items(3)	(446)	(131)
Segment and consolidated net loss	$(33,971)	$(25,788)

(1) R&D Personnel costs exclude equity-based compensation

(2) General and administrative expenses exclude equity-based compensation

(3) Other segment items include, Other income, net, Interest expense and Loss on currency translation from liquidation of subsidiary.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Item 9B. Other Information

Amended and Restated Bylaws

On March 19, 2025, our Board of Directors approved an amendment (the “Bylaws Amendment”) to the Second Amended and Restated Bylaws of the Company (the “Bylaws”), effective immediately. The Bylaws Amendment amended Section 1.5 of ARTICLE I of the Bylaws to reduce the quorum requirement for all meetings of stockholders from a majority of the voting power of our outstanding shares of common stock entitled to vote generally in the election of directors to one third of the voting power of our outstanding shares of common stock entitled to vote generally in the election of directors.

The foregoing description of the Bylaws Amendment is qualified in its entirety by reference to the full text of the Bylaws Amendment, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 3.3.

Rule 10b5-1 Trading Plans

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2025 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of the Company by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. In addition, with regard to the Company’s trading in our own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K.

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

(a)(3) Exhibits.

The following is a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Cognition Therapeutics, Inc.	8-K	001-40886	3.1	10/14/2021
3.2	Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.	10-Q	001-40886	3.1	05/04/2023
3.3	Amendment to the Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.					X
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-40886	4.1	03/30/2022
4.4	Form of Indenture	S-3	333-268992	4.4	12/23/2022
10.1	Third Amended and Restated Investors’ Rights Agreement	S-1	333-257999	10.2	07/19/2021
10.2	First Amendment to Third Amended and Restated Investors’ Rights Agreement	S-1	333-257999	10.3	07/19/2021
10.3	Office Lease Agreement between RJ Equities LP and Cognition Therapeutics, Inc., dated July 1, 2017, as amended					X
10.4	Lease Agreement between 2500/2700 Westchester Avenue Owner SPE LLC and Cognition Therapeutics, Inc., dated July 1, 2021	S-1	333-257999	10.6	07/19/2021
10.5#	Amended and Restated 2007 Equity Incentive Plan	S-1	333-257999	10.7	07/19/2021
10.6#	Cognition Therapeutics, Inc. 2017 Equity Incentive Plan	S-1	333-257999	10.8	07/19/2021
10.7#	Amendment to the Cognition Therapeutics, Inc. 2017 Equity Incentive Plan	S-1	333-257999	10.9	07/19/2021
10.8#	Amendment to the Cognition Therapeutics, Inc. 2017 Equity Incentive Plan	S-1	333-257999	10.10	07/19/2021
10.9#	Cognition Therapeutics, Inc. 2021 Equity Incentive Plan	S-1/A	333-257999	10.11	10/04/2021
10.10#	Cognition Therapeutics, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-257999	10.12	10/04/2021
10.11#	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Cognition Therapeutics, Inc. 2021 Equity Incentive Plan	S-1	333-257999	10.13	07/19/2021
10.12#	Form of Stock Option Grant Notice and Award Agreement under the Cognition Therapeutics, Inc. 2021 Equity Incentive Plan	S-1	333-257999	10.14	07/19/2021
10.13#	Employment Agreement, dated June 1, 2020, between Cognition Therapeutics, Inc. and Lisa Ricciardi	S-1	333-257999	10.15	07/19/2021
10.14#	Employment Agreement, dated April 17, 2023, between Cognition Therapeutics, Inc. and John Doyle	8-K	001-40886	10.1	05/01/2023
10.15#	Employee Restrictive Covenant Agreement	S-1/A	333-257999	10.21	07/29/2021
10.16#	Board of Directors of Cognition Therapeutics, Inc. Nomination Letter of Mr. Brett Monia, Ph.D.	S-1/A	333-257999	10.23	07/29/2021
10.17	National Institute on Aging, Notice of Award, dated 08/14/2016	S-1	333-257999	10.24	07/19/2021

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.18	National Institute on Aging, Notice of Award, dated 09/08/2018	S-1	333-257999	10.27	07/19/2021
10.19	National Institute on Aging, Notice of Award, dated 08/28/2020	S-1	333-257999	10.28	07/19/2021
10.20	National Institute on Aging, Notice of Award, dated 02/03/2021	S-1	333-257999	10.31	07/19/2021
10.21	National Institute on Aging, Notice of Award, dated 05/06/2021	S-1	333-257999	10.33	07/19/2021
10.22	National Institute on Aging, Notice of Award, dated 05/10/2021	S-1	333-257999	10.34	07/19/2021
10.23	Controlled Equity OfferingSM Sales Agreement, dated December 23, 2022, by and among the registrant, Cantor Fitzgerald & Co. and B. Riley Securities, Inc.	S-3	333-268992	1.2	12/23/2022
10.24	Purchase Agreement, dated as of March 10, 2023, by and between Cognition Therapeutics, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-40886	10.1	03/10/2023
10.25	Registration Rights Agreement, dated as of March 10, 2023, by and between Cognition Therapeutics, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-40886	10.2	03/10/2023
10.26	Form of Performance Restricted Stock Unit Award Agreement	8-K	001-40886	10.1	02/20/2024
19.1**	Cognition Therapeutics, Inc.’s Insider Trading Policy					X
21.1	Subsidiaries of Cognition Therapeutics, Inc.					X
23.1	Consent of Ernst & Young LLP, independent registered public accountant					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2

Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Cognition Therapeutics, Inc.’s Compensation Recovery Policy	10-K	001-40886	97.1	03/26/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

* This certification is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

**Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).

# Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2025.

COGNITION THERAPEUTICS, INC.

By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 2025 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Lisa Ricciardi	Chief Executive Officer, President and Director	March 20, 2025
Lisa Ricciardi	(Principal Executive Officer)

/s/ John Doyle	Chief Financial Officer	March 20, 2025
John Doyle	(Principal Financial and Accounting Officer)

/s/ Jack A. Khattar	Director (Chairman of the Board)	March 20, 2025
Jack A. Khattar

/s/ Aaron G. L. Fletcher, Ph.D.	Director	March 20, 2025
Aaron G. L. Fletcher, Ph.D.

/s/ Brett P. Monia, Ph.D.	Director	March 20, 2025
Brett P. Monia, Ph.D.

/s/ Ellen B. Richstone	Director	March 20, 2025
Ellen B. Richstone

/s/ Peggy Wallace	Director	March 20, 2025
Peggy Wallace