Form 10-Q
period 2025-03-31
COGNITION THERAPEUTICS INC
filed 2025-05-07
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 5, 2025, there were 61,993,046 shares of the registrant’s common stock issued and outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements including “we believe” or similar phrases reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements. These risks and uncertainties include, but not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	our ability to continue as a going concern for the next twelve months;
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the clinical nature of our business and our ability to successfully and in a timely manner advance our current and future product candidates through our ongoing and future clinical trials, preclinical studies and development activities;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
●	the extent to which health epidemics and other outbreaks of communicable diseases, geopolitical turmoil, including the ongoing global and regional conflicts or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including our ongoing and future clinical trials, preclinical studies and development activities;
●	our dependence on the success of zervimesine (CT1812), our lead product candidate;
●	the novelty of our approach to targeting the σ-2 (sigma-2) receptor (“S2R”) complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to the novel nature of such approach;
●	the success of competing therapies that are or become available;

●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, preclinical studies and development activities;
●	our ability to obtain and maintain regulatory clearance of CT1812 for clinical trials under investigational new drug, or IND, applications and any future IND applications for any of our other product candidates;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	risks associated with global political changes and global economic conditions, including inflation, tariffs, or uncertainty caused by political violence and unrest, including ongoing global and regional conflicts;
●	developments relating to our competitors and our industry; and
●	other risk and uncertainties, including those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on March 20, 2025.

You should refer to the “Risk Factors” section of our Annual Report for the year ended December 31, 2024 for a discussion of material factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

COGNITION THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	As of
	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,428	$25,009
Grant receivables	4,778	2,686
Prepaid expenses and other current assets	1,660	1,860
Total current assets	22,866	29,555
Property and equipment, net	190	181
Right-of-use assets, operating leases	444	498
Total assets	$23,500	$30,234
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,821	$1,984
Accrued expenses	7,708	7,620
Deferred grant income, current	1,066	1,066
Operating lease liabilities, current	194	193
Other current liabilities	161	279
Total current liabilities	10,950	11,142
Operating lease liabilities, non-current	280	342
Total liabilities	11,230	11,484
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 61,974,755 and 59,854,877 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	62	60
Additional paid-in capital	195,848	193,850
Accumulated deficit	(183,640)	(175,160)
Total stockholders’ equity	12,270	18,750
Total liabilities and stockholders’ equity	$23,500	$30,234

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating Expenses:
Research and development	$10,786	$10,553
General and administrative	2,989	3,549
Total operating expenses	13,775	14,102
Loss from operations	(13,775)	(14,102)
Other income (expense):
Grant income	5,086	4,912
Other income, net	214	244
Interest expense	(5)	(10)
Loss on currency translation from liquidation of subsidiary	—	(195)
Total other income, net	5,295	4,951
Net loss	$(8,480)	$(9,151)
Foreign currency translation adjustment, including reclassifications	—	195
Total comprehensive loss	$(8,480)	$(8,956)
Net loss per share:
Basic	$(0.14)	$(0.27)
Diluted	$(0.14)	$(0.27)
Weighted-average common shares outstanding:
Basic	61,828,149	33,735,269
Diluted	61,828,149	33,735,269

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balances as of December 31, 2023	32,165,478	$32	$165,826	$(141,189)	$(195)	$24,474
Issuance of common stock in follow-on public offering, net of discounts and issuance costs of $1,329	7,557,142	8	11,888	—	—	11,896
Issuance of common stock under the at-the-market (ATM) sales agreement, net	191,273	—	381	—	—	381
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	71,973	—	(106)	—	—	(106)
Equity-based compensation	—	—	1,171	—	—	1,171
Reclassification adjustment of foreign currency translation included in net loss for liquidation of subsidiary	—	—	—	—	195	195
Net loss	—	—	—	(9,151)	—	(9,151)
Balances as of March 31, 2024	39,985,866	$40	$179,160	$(150,340)	$—	$28,860

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balances as of December 31, 2024	59,854,877	$60	$193,850	$(175,160)	$—	$18,750
Issuance of common stock under the at-the-market (ATM) sales agreement, net	2,004,729	2	1,458	—	—	1,460
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	115,149	—	(46)	—	—	(46)
Equity-based compensation	—	—	586	—	—	586
Net loss	—	—	—	(8,480)	—	(8,480)
Balances as of March 31, 2025	61,974,755	$62	$195,848	$(183,640)	$—	$12,270

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,480)	$(9,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	(9)	27
Equity-based compensation	586	1,171
Amortization of right-of-use assets	54	31
Loss on currency translation from liquidation of subsidiary	—	195
Changes in operating assets and liabilities:
Grant receivables	(2,092)	420
Prepaid expenses and other assets	200	583
Accounts payable and accrued expenses	(75)	(377)
Deferred grant income and other liabilities	—	(117)
Operating lease liabilities	(61)	(26)
Net cash used in operating activities	(9,877)	(7,244)
Cash flows from investing activities:
Payments for property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock under the ATM sales agreement, net	1,460	381
Proceeds from issuance of common stock in follow-on public offering, net	—	11,896
Payment of employee withholding taxes on vested restricted stock units	(46)	(106)
Payments on loan payable	(118)	(178)
Net cash provided by financing activities	1,296	11,993
Net (decrease) increase in cash and cash equivalents	(8,581)	4,749
Cash and cash equivalents
Cash and cash equivalents – beginning of period	25,009	29,922
Cash and cash equivalents – end of period	$16,428	$34,671

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

On December 23, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-268992) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”) providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). During the three months ended March 31, 2025, the Company sold 2,004,729 shares of its common stock pursuant to the ATM for gross proceeds of approximately $1,505. Please refer to Note 7 – Stockholders’ Equity for further details.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. The Company filed a prospectus supplement to its Registration Statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that may be issued under the Purchase Agreement. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement. During the three months ended March 31, 2025, the Company did not sell any shares of common stock to Lincoln Park. As of March 31, 2025, $34,795 was available to draw pursuant to the Purchase Agreement. Please refer to Note 7 – Stockholders’ Equity for further details.

Liquidity and Going Concern

The Company’s Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $8,480 for the three months ended March 31, 2025 and $33,971 for the year ended December 31, 2024. As of March 31, 2025, the Company held cash and cash equivalents of $16,428 compared to $25,009 of cash and cash equivalents as of December 31, 2024. The Company has incurred losses and negative cash flows from operations and has an accumulated deficit of $183,640 as of March 31, 2025. The Company expects to continue to incur losses for the foreseeable future.

As of May 7, 2025, the date of issuance of these Consolidated Financial Statements, the Company believes that its cash and cash equivalents as of March 31, 2025 is not sufficient to fund operations for the period through one year after the date of this filing and therefore substantial doubt exists about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2025, the statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025.

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

Grant Receivables

Grant receivables relate to outstanding amounts due for reimbursable expenditures of awarded grants issued by the National Institute of Aging (“NIA”), a division of the National Institute of Health (“NIH”), and are carried at their estimated collectible amounts. The Company expects all receivables to be collectible, and accordingly, there is no allowance for doubtful accounts required on these grant receivables.

Grant Income

The Company generates grant income through grants from government and other (non-government) organizations. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the three months ended March 31, 2025 and 2024, the Company generated grant income of $5,086 and $4,912, respectively, primarily from reimbursements from the NIA for aging research. Deferred grant income as of March 31, 2025 and December 31, 2024 was $1,066.

The grants awarded relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grants, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIH grants do not contain payback provisions, the NIH or other government agency may review the Company’s performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIH grant. If any of the expenditures are found to be unallowable or allocated improperly or if the Company has otherwise violated terms of such NIH grant, the expenditures may not be reimbursed and/or the Company may be required to repay funds already disbursed. To date, the Company has not been found to have breached the terms of any NIH grant. As of March 31, 2025, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension.

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

Black-Scholes requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to a lack of sufficient public market data for the Company’s common stock and lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The Company uses the simplified method to calculate the expected term for stock options granted to employees whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. Refer to Note 8 – Equity-based Compensation for additional information.

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

Segments

The Company has determined that it operates and manages one operating segment, which is the business of development of clinical and preclinical product candidates for neurodegenerative disorders, such as Alzheimer’s disease (“AD”) and dementia with Lewy bodies (“DLB”). The Company’s chief operating decision maker, its chief executive officer, reviews financial information on an aggregate basis for the purpose of allocating resources. Refer to Note 10 – Segment Reporting for more information.

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

Recent Accounting Pronouncements

Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We adopted this ASU for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all prior periods presented in the financial statements by expanding the disclosure of expenses included in our segment measures of profitability. Refer to Note 10 – Segment Reporting for more information.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard enhances transparency in income tax disclosures by requiring, on an annual basis, certain disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU also requires disaggregated disclosure related to pre-tax income (or loss) and income tax expense (or benefit) and eliminates certain disclosures related to the balance of an entity’s unrecognized tax benefit and the cumulative amount of certain temporary differences. The Company adopted this ASU for the annual period beginning January 1, 2025.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate, apply that rate in providing for income taxes on a current year-to-date (interim period) basis, and include the tax impact for discrete items within the interim period. The Company maintains a full valuation allowance against all deferred tax assets as of March 31, 2025 and December 31, 2024, as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of March 31, 2025 and December 31, 2024, the Company had no uncertain tax positions.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of March 31, 2025
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$16,179	$—	$—	$16,179
Total assets	$16,179	$—	$—	$16,179

	As of December 31, 2024
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds	$23,999	$—	$—	$23,999
Total assets	$23,999	$—	$—	$23,999

4. Accrued Expenses

Accrued expense consists of the following:

	As of
	March 31, 2025	December 31, 2024
Employee compensation, benefits, and related accruals	$600	$1,526
Research and development costs	6,837	5,654
Professional fees and other accruals	271	440
Total	$7,708	$7,620

5. Other Current Liabilities

In October 2023, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $721 of certain premiums at a 8.65% annual interest rate. Total payments of approximately $62, including interest and principal, are due monthly from November 2023 through October 2024. The outstanding principal of the loan was paid off in 2024.

In October 2024, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $356 of certain premiums at a 8.65% annual interest rate. Total payments of approximately $41, including interest and principal, are due monthly from November 2024 through July 2025. As of March 31, 2025 and December 31, 2024, the outstanding principal of the loan was $161 and $279, respectively, and is included in other current liabilities on the consolidated balance sheet.

6. Commitments and Contingencies

Operating Leases

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of March 31, 2025 were as follows, in thousands:

	As of
	March 31, 2025	December 31, 2024
Assets
Operating lease assets	$444	$498
Total operating lease assets	$444	$498
Liabilities
Current:
Operating lease liabilities	$194	$193
Non-current:
Operating lease liabilities, non-current	280	342
Total operating lease liabilities	$474	$535

Operating lease costs for the three months ended March 31, 2025 and 2024 was $54 and $55, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of March 31, 2025 were as follows:

For the Years Ended December 31,	Operating Leases
2025 (remaining)	$167
2026	155
2027	87
2028	88
2029	38
Thereafter	—
Total undiscounted lease payments	$535
Less: Imputed interest	(61)
Present value of operating lease liabilities	$474

The following table summarizes the lease term and discount rate as of March 31, 2025:

	As of
	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	3.2	3.3
Weighted-average discount rate
Operating leases	8.1%	8.1%

Operating cash flows used for operating leases for the three months ended March 31, 2025 and 2024 was $56 and $56, respectively.

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

As of March 31, 2025 and December 31, 2024, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of March 31, 2025, no dividends on common stock had been declared by the Company.

ATM

On December 23, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate (the “Shelf”). The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with the Sales Agents providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in ATM offerings under the Shelf.  The Company sold 2,004,729 shares of common stock pursuant to the ATM during the three months ended March 31, 2025 for gross proceeds of approximately $1,505. As of March 31, 2025, there was $20,369 remaining of common stock available for sale under the ATM, subject to the limitations of General Instruction I.B.6 of Form S-3.

Lincoln Park Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. During the three months ended March 31, 2025, the Company did not sell any shares of common stock to Lincoln Park. As of March 31, 2025, $34,795 was available to draw pursuant to the Purchase Agreement.

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

As of March 31, 2025, the aggregate number of shares of common stock of the Company that may be issued under the 2021 Plan is 3,073,114. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2025 pursuant to an evergreen provision therein by 2,992,743 shares, representing 5% of total common shares outstanding at December 31, 2024. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 9,057,517 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2021 Plan, the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of March 31, 2025, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

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

Stock Options

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31,
2024
Expected volatility	92.29%
Risk-free interest rate	4.23%
Dividend yield	0.00%
Expected term (years)	6.10 – 6.20

During the three months ending March 31, 2025, there were no stock options granted.

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

Activity for options was as follows:

	Options Outstanding
				Weighted-Average
			Aggregate	Remaining
	Number of	Weighted-Average	Intrinsic Value	Contractual Life
	Options	Exercise Price	(in 000’s)	(In Years)
Balance, December 31, 2024	4,353,490	$4.67	$—	5.8
Options granted	—	$—
Options exercised	—	$—
Options forfeited	—	$—
Options expired	(8,985)	$1.90
Balance, March 31, 2025	4,344,505	$4.67	$—	5.5
Exercisable as of March 31, 2025	3,809,084	$4.98	$—	5.2

There were no grants of stock options for the three months ended March 31, 2025. The weighted-average grant date fair value of stock options granted was $1.56 during the three months ended March 31, 2024. There were 205,000 stock options granted at an aggregate fair value of $320 for the three months ended March 31, 2024. During the three months ended March 31, 2025 and 2024, there were no stock options exercised.

Restricted Stock Units

The fair values of RSUs are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. RSUs with time base vesting conditions for employees vest annually over three or four years on each anniversary of the Grant Date and RSUs for non-employee directors vest on the one-year anniversary of the Grant Date. RSUs with performance conditions for employees vest on the one-year anniversary of the performance achievement date, assuming continued service from the employee during that period of time.

During the three months ended March 31, 2025 and 2024, the Company granted 2,587,008 and 280,600 RSU awards, respectively, containing time based vesting conditions to employees, non-employees, and non-employee directors.

During the three months ended March 31, 2025 and 2024, the Company granted 0 and 515,600 RSU awards containing performance and time based vesting conditions to employees. The performance conditions for the RSU awards granted in 2024 were achieved in 2024 and the RSUs will vest on the one-year anniversary of the achievement of the performance condition. As of March 31, 2025, the RSU awards granted in 2024 had no remaining performance conditions.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2025:

	Number of	Weighted-Average
	Restricted Stock Units	Grant Date Fair Value
Outstanding at December 31, 2024	1,172,964	$1.98
Granted	2,587,008	$0.63
Vested	(185,626)	$2.06
Forfeited	—	$—
Outstanding at March 31, 2025	3,574,346	$1.00

Equity-based Compensation Expense

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options and restricted stock units as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$310	$231
General and administrative	276	940
Total equity-based compensation	$586	$1,171

As of March 31, 2025, total future compensation expense related to unvested time-based awards yet to be recognized by the Company was $3,246, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.59 years. Total unrecognized compensation expense related to unvested performance-based RSU awards was $310, which is expected to be recognized over a weighted-average remaining vesting period of approximately 0.57 years.

9. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	March 31,
	2025	2024
Options issued and outstanding	4,344,505	4,414,105
Restricted stock units issued and outstanding	3,574,346	1,196,778
Total	7,918,851	5,610,883

10. Segment Reporting

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Grant income	$5,086	$4,912
Less:
Clinical programs	6,877	6,398
R&D Personnel costs(1)	2,792	2,626
Preclinical programs	85	235
Manufacturing	637	1,004
Other research and development expenses	85	59
General and administrative expenses(2)	2,713	2,609
Equity-based compensation	586	1,171
Other segment items(3)	(209)	(39)
Segment and consolidated net loss	$(8,480)	$(9,151)

(1) R&D Personnel costs exclude equity-based compensation

(2) General and administrative expenses exclude equity-based compensation

(3) Other segment items include, Other income, net, Interest expense and Loss on currency translation from liquidation of subsidiary.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial conditions and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes thereto as of and for the years ended December 31, 2024 and 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report filed with the Securities and Exchange Commission (“SEC”), on March 20, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Our actual results may differ materially from those discussed below. Please see “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A of our Annual Report for factors that could cause or contribute to such differences.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of innovative, small molecule therapeutics targeting age-related degenerative diseases and disorders of the central nervous system (“CNS”) and retina. Currently available therapies for these diseases are limited, with few Alzheimer’s disease (“AD”) treatments, two approved treatments for geographic atrophy (“GA”) secondary to dry age-related macular degeneration (“dAMD”) and no approved treatments for dementia with Lewy bodies. Our goal is to develop disease-modifying treatments for participants with these degenerative disorders by initially leveraging our expertise in the σ-2 (sigma-2) receptor (“S2R”), which is expressed by multiple cell types, including neuronal synapses, and acts as a key regulator of cellular damage commonly associated with certain age-related degenerative diseases of the CNS and retina. Data indicates that zervimesine antagonizes the binding and toxicity of amyloid beta oligomers via targeting the S2R complex and represents a mechanism that is functionally distinct from other current approaches in clinical development for the treatment of degenerative diseases. Clinical results support this hypothesis, and our clinical trial findings provide evidence that the displacement of oligomers from synapses via zervimesine engagement with the S2R results in improved synapse function.

Top-line results from the Phase 2 COG0201 SHINE study were reported in July 2024 with additional data reported in October 2024. SHINE was a randomized, double-blind, placebo-controlled trial that enrolled 153 adults with mild-to-moderate AD. Participants were divided into two zervimesine dose groups (100 mg or 300 mg) and one placebo group, who were dosed daily for six months. Endpoints included safety and biomarker evidence of disease modification as well as cognitive function, as measured by ADAS-Cog 11. SHINE met its primary endpoints of safety and tolerability.

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

In the overall study population, participants treated zervimesine for six months had reductions in plasma biomarkers associated with Alzheimer’s disease processes compared to placebo participants. Further analysis showed that the individuals with below-median plasma p-Tau217 experienced a pronounced reduction in these key plasma biomarkers compared to placebo. Significant reductions were observed in the level of glial fibrillary acidic protein (GFAP), a protein associated with neuroinflammation. Neurofilament light (NfL), a protein associated with neurodegeneration was also reduced in participants treated with zervimesine compared to placebo. Similarly, amyloid beta (Aβ) and tau species (p-Tau217), which are proteins that build up in patients with Alzheimer’s disease, were lower in participants treated with zervimesine for six months compared to placebo-treated individuals. These findings were presented at the AD/PD™ 2025 Alzheimer's & Parkinson's Diseases Conference in April 2025.

Top-line results from the Phase 2 COG1201 SHIMMER study were presented at the International Lewy Body Dementia Conference (ILBDC) in January 2025. The study enrolled 130 participants who were randomized evenly to one of three dose groups: two treated with once-daily oral zervimesine (100 mg or 300 mg) and one treated with placebo. To be eligible, participants were between 50 and 80 years of age, received a diagnosis of probable DLB, and had a mini-mental state exam, or MMSE, score of between 18 and 27. The study met its primary endpoints of safety and tolerability.

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

In 2023 we initiated the Phase 2 COG2201 MAGNIFY study of zervimesine in adults with geographic atrophy secondary to dry AMD. In January 2025, we made the strategic decision to focus our resources on our promising dementia programs in AD and DLB. Therefore, we voluntarily discontinued the MAGNIFY clinical study after 100 of the planned 246 participants were enrolled. The discontinuation was not the result of any safety concerns. MAGNIFY previously passed a masked futility analysis conducted by the contract research organization, or CRO. Results of the analysis, which was conducted on the first 57 participants who completed at least 6 months of dosing, showed that zervimesine-treated patients were experiencing a slower lesion growth rate than those on placebo.

The above Overview covers only the most recently concluded studies in each indication. The following table highlights findings from these and subsequent studies:

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

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging (the “NIA”), a division of the National Institutes of Health (the “NIH”), and proceeds from our initial public offering (the “IPO”), completed in October 2021, proceeds from our follow-on public offerings, sales of our common stock through our ATM (as defined below), sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity (“SAFE”) and stock option exercises. Since our inception, we have received approximately $139.5 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, IPO, follow-on public offerings, ATM, and equity line financing with Lincoln Park. As of March 31, 2025, we had cash and cash equivalents of $16.4 million. As of March 31, 2025, we had approximately $47.0 million available from obligated NIA funds for applicable expenses to be incurred in the future.

On December 23, 2022, we entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”), providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings (the “ATM”). For the three months ended March 31, 2025, we sold 2,004,729 shares of common stock pursuant to the ATM for gross proceeds of approximately $1.5 million. As of March 31, 2025, we have approximately $20.4 million remaining in gross proceeds available for future issuances of common stock under the ATM, subject to the limitations of General Instruction I.B.6 of Form S-3.

On March 10, 2023, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Lincoln Park Purchase Agreement”). The Lincoln Park Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to direct Lincoln Park to purchase up to $35.0 million of shares of common stock at our sole discretion, over a 36-month period commencing on March 10, 2023. We filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that are issued under the Lincoln Park Purchase Agreement. During the three months ended March 31, 2025, we did not sell any shares of common stock to Lincoln Park. As of March 31, 2025, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants awarded from governmental bodies that are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to CROs, research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of March 31, 2025, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203-START) study of zervimesine in patients with early-stage AD, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201-SHINE) study of zervimesine in patients with mild-to-moderate AD, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201-SHIMMER) study of zervimesine in patients with dementia with Lewy bodies.

Other Income, Net

Other income, net consists primarily of interest income from money market funds, offset partially by other fees such as costs incurred to establish financing opportunities.

Interest Expense

Interest expense for the three months ended March 31, 2025 and 2024 consisted of interest expense related to the insurance premium financing arrangement with a lender.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating Expenses:
Research and development	$10,786	$10,553	$233
General and administrative	2,989	3,549	(560)
Total operating expenses	13,775	14,102	(327)
Loss from operations	(13,775)	(14,102)	327
Other income (expense):
Grant income	5,086	4,912	174
Other income, net	214	244	(30)
Interest expense	(5)	(10)	5
Loss on currency translation from liquidation of subsidiary	—	(195)	195
Total other income, net	5,295	4,951	344
Net loss	$(8,480)	$(9,151)	$671

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Clinical programs	$6,877	$6,398	$479
Personnel	3,102	2,857	245
Manufacturing	637	1,004	(367)
Preclinical programs	85	235	(150)
Other expense	85	59	26
	$10,786	$10,553	$233

Research and development expenses were $10.8 million for the three months ended March 31, 2025, compared to $10.6 million for the three months ended March 31, 2024. The increase of $0.2 million was primarily due to the following:

●	an increase of $0.5 million in clinical programs primarily related to increased Phase 2 trial activities with contract research organizations;
●	an increase of $0.2 million in personnel costs related to increases in year over year employee compensation and benefits;
●	a decrease of $0.4 million in manufacturing related to lower costs with contract manufacturing organizations for the replenishment of clinical trial supply; and
●	a decrease of $0.1 million in preclinical programs and other expenses primarily due to decreased research activities.

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended March 31, 2025, compared to $3.5 million for the three months ended March 31, 2024. The change in general and administrative expenses was driven primarily by a decrease in stock compensation, which was partially offset by an increase in professional fees.

Other Income (Expense)

Grant Income

Grant income was $5.1 million for the three months ended March 31, 2025, compared to $4.9 million for the three months ended March 31, 2024. The change in grant income is correlated with the increase in eligible reimbursable costs related to clinical trials incurred during 2025 as compared to 2024.

Other Income, Net

Other income, net was $0.2 million for the three months ended March 31, 2025, compared to other income, net of $0.2 million for the three months ended March 31, 2024. The change in other income, net was insignificant period over period.

Interest Expense

Interest expense was less than $0.1 million for the three months ended March 31, 2025, compared to interest expense of less than $0.1 million for the three months ended March 31, 2024. Interest expense was not significant in either period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFE, stock option exercises, follow-on equity offerings, sales under our ATM and equity line financing, and our IPO. Since our inception, we have been awarded grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $139.5 million in net proceeds from sales of our equity securities, convertible notes and SAFE, stock option exercises, our ATM, our equity line financing with Lincoln Park, our IPO and our follow-on public offering. The net proceeds from our IPO, which closed on October 13, 2021, were approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On November 15, 2022, we closed our follow-on public offering, selling 5,000,000 shares of our common stock at a public offering price of $1.20 per share. The net proceeds were approximately $5.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On December 23, 2022, we entered into a sales agreement with the Sales Agents, providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in ATM offerings. As of March 31, 2025, we sold 24,776,992 shares of common stock under the ATM for gross proceeds of approximately $19.6 million. As of March 31, 2025, there was $20.4 million of common stock remaining available for sale under the ATM, subject to the limitations of General Instruction I.B.6 of Form S-3. In addition, in March 2023, we entered into the Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, giving the Company the right, but not the obligation to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. As of March 31, 2025, we sold 125,000 shares of common stock to Lincoln Park for proceeds of $0.2 million, as part of the equity line financing arrangement. As of March 31, 2025, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement. On March 14, 2024, we closed a follow-on public offering of 6,571,428 shares of our common stock at a public offering price of $1.75 per share. As part of the follow-on offering, the underwriters exercised their option to purchase 985,714 shares of our common stock on March 28, 2024, at a public offering price of $1.75 per share. The net proceeds were approximately $11.9 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us.

As of March 31, 2025, we had $16.4 million in cash and cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, income from non-dilutive grants, and net proceeds from our March 2024 follow-on public offering will be sufficient for us to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2025, which assumes no usage from the remaining ATM nor the Lincoln Park Purchase Agreement. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities	$(9,877)	$(7,244)
Cash flows used in investing activities	—	—
Cash flows provided by financing activities	1,296	11,993
Net (decrease) increase in cash and cash equivalents	$(8,581)	$4,749

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2025 and 2024 was $9.9 million and $7.2 million, respectively. The change in cash used in operating activities of $2.6 million was driven by an increase in operating assets and liabilities of $2.5 million, primarily due to an increase in grant receivables of $2.5 million, combined with decreases in non-cash adjustments of $0.8 million, primarily due to a decrease in equity-based compensation of $0.6 million, for the three months ended March 31, 2025.

Cash used in investing activities

During the three months ended March 31, 2025 and 2024, no cash was used in or provided by investing activities.

Cash provided by financing activities

Net cash provided by financing activities was $1.3 million and $12.0 million for the three months ended March 31, 2025 and 2024, respectively. The change in net cash provided by financing activities is primarily related to net proceeds from the issuance of common stock in our follow-on offering in March 2024 and under the ATM program.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2025 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations	$223	$208	$104	$—	$535
Other obligations	161	—	—	—	161
Total:	$384	$208	$104	$—	$696

In  October 2023, we entered into an insurance premium financing arrangement with a lender whereby we financed $0.7 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from November 2023 through October 2024. As of December 31, 2024, there was no outstanding balance on the loan.

In October 2024, we entered into an insurance premium financing arrangement whereby we financed $0.4 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from November 2024 through July 2025. As of March 31, 2025, the outstanding principal of the loan was $0.2 million.

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

Critical Accounting Policies and Use of Estimates

The Critical Accounting Policies and Significant Judgements and Estimates included in our Annual Report on Form 10-K have not materially changed. See “Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 20, 2025.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2025.

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

Changes in funding for, or disruptions to the staffing and operations of the FDA and other government agencies could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

A prolonged government shutdown or significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, government funding of other agencies on which our operations may rely, including those that fund research and development activities and clinical trials, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at agencies that fund our research and development activities and our clinical trials, or changes to such agencies’ budgets, may negatively impact our operations and ongoing clinical trials and may limit our ability to seek additional funding in the future. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal quarter ended March 31, 2025.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Cognition Therapeutics, Inc.	8-K	001-40886	3.1	10/14/2021
3.2	Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.	10-Q	001-40886	3.1	05/04/2023
3.3	Amendment to the Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.	10-K	001-40886	3.3	03/20/2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Cognition Therapeutics, Inc.

Date: May 7, 2025	By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ John Doyle
John Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)