Form 10-Q
period 2025-06-30
COGNITION THERAPEUTICS INC
filed 2025-08-07
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025, there were 73,472,199 shares of the registrant’s common stock issued and outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements including “we believe” or similar phrases reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements. These risks and uncertainties include, but are not limited to:

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

COGNITION THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	As of
	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,743	$25,009
Grant receivables	6,285	2,686
Prepaid expenses and other current assets	1,207	1,860
Restricted cash equivalents	814	—
Total current assets	19,049	29,555
Property and equipment, net	174	181
Right-of-use assets, operating leases	399	498
Total assets	$19,622	$30,234
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$771	$1,984
Accrued expenses	9,372	7,620
Deferred grant income, current	1,982	1,066
Operating lease liabilities, current	198	193
Other current liabilities	41	279
Total current liabilities	12,364	11,142
Operating lease liabilities, non-current	229	342
Total liabilities	12,593	11,484
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 64,962,957 and 59,854,877 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	65	60
Additional paid-in capital	197,338	193,850
Accumulated deficit	(190,374)	(175,160)
Total stockholders’ equity	7,029	18,750
Total liabilities and stockholders’ equity	$19,622	$30,234

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Expenses:
Research and development	$11,481	$11,577	$22,267	$22,130
General and administrative	2,497	3,101	5,486	6,650
Total operating expenses	13,978	14,678	27,753	28,780
Loss from operations	(13,978)	(14,678)	(27,753)	(28,780)
Other income (expense):
Grant income	7,106	7,311	12,192	12,223
Other income, net	141	333	355	577
Interest expense	(3)	(7)	(8)	(17)
Loss on currency translation from liquidation of subsidiary	—	—	—	(195)
Total other income, net	7,244	7,637	12,539	12,588
Net loss	$(6,734)	$(7,041)	$(15,214)	$(16,192)
Foreign currency translation adjustment, including reclassifications	—	—	—	195
Total comprehensive loss	$(6,734)	$(7,041)	$(15,214)	$(15,997)
Net loss per share:
Basic	$(0.11)	$(0.18)	$(0.24)	$(0.44)
Diluted	$(0.11)	$(0.18)	$(0.24)	$(0.44)
Weighted-average common shares outstanding:
Basic	63,690,945	40,062,954	62,169,748	36,899,112
Diluted	63,690,945	40,062,954	62,169,748	36,899,112

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balances as of December 31, 2023	32,165,478	$32	$165,826	$(141,189)	$(195)	$24,474
Issuance of common stock in follow-on public offering, net of discounts and issuance costs of $1,329	7,557,142	8	11,888	—	—	11,896
Issuance of common stock under the at-the-market (ATM) sales agreement, net	191,273	—	381	—	—	381
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	71,973	—	(106)	—	—	(106)
Equity-based compensation	—	—	1,171	—	—	1,171
Reclassification adjustment of foreign currency translation included in net loss for liquidation of subsidiary	—	—	—	—	195	195
Net loss	—	—	—	(9,151)	—	(9,151)
Balances as of March 31, 2024	39,985,866	$40	$179,160	$(150,340)	$—	$28,860
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	53,052	—	(22)	—	—	(22)
Exercise of stock options	73,350	—	65			65
Equity-based compensation	—	—	1,147	—	—	1,147
Net loss	—	—	—	(7,041)	—	(7,041)
Balances as of June 30, 2024	40,112,268	$40	$180,350	$(157,381)	$—	$23,009

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balances as of December 31, 2024	59,854,877	$60	$193,850	$(175,160)	$—	$18,750
Issuance of common stock under the at-the-market (ATM) sales agreement, net	2,004,729	2	1,458	—	—	1,460
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	115,149	—	(46)	—	—	(46)
Equity-based compensation	—	—	586	—	—	586
Net loss	—	—	—	(8,480)	—	(8,480)
Balances as of March 31, 2025	61,974,755	$62	$195,848	$(183,640)	$—	$12,270
Issuance of common stock under the at-the-market (ATM) sales agreement, net	2,921,744	3	874	—	—	877
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	66,458	—	(5)	—	—	(5)
Equity-based compensation	—	—	621	—	—	621
Net loss	—	—	—	(6,734)	—	(6,734)
Balances as of June 30, 2025	64,962,957	$65	$197,338	$(190,374)	$—	$7,029

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,214)	$(16,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	53
Equity-based compensation	1,207	2,318
Amortization of right-of-use assets	99	72
Loss on currency translation from liquidation of subsidiary	—	195
Changes in operating assets and liabilities:
Grant receivables	(3,599)	(1,818)
Prepaid expenses and other assets	653	1,101
Accounts payable and accrued expenses	539	1,348
Deferred grant income and other liabilities	916	(248)
Operating lease liabilities	(108)	(70)
Net cash used in operating activities	(15,500)	(13,241)
Cash flows from investing activities:
Payments for property and equipment	—	(3)
Net cash used in investing activities	—	(3)
Cash flows from financing activities:
Proceeds from issuance of common stock under the ATM sales agreement, net	2,337	381
Proceeds from issuance of common stock in follow-on public offering, net	—	11,896
Proceeds from the exercise of common stock options	—	65
Payment of employee withholding taxes on vested RSUs	(51)	(128)
Payments on loan payable	(238)	(359)
Net cash provided by financing activities	2,048	11,855
Net decrease in cash, cash equivalents and restricted cash equivalents	(13,452)	(1,389)
Cash, cash equivalents, and restricted cash equivalents
Cash, cash equivalents, and restricted cash equivalents – beginning of period	25,009	29,922
Cash, cash equivalents, and restricted cash equivalents – end of period	$11,557	$28,533

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

On December 23, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-268992) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”) providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). During the six months ended June 30, 2025, the Company sold 4,926,473 shares of its common stock pursuant to the ATM for gross proceeds of approximately $2,410. Please refer to Note 7 – Stockholders’ Equity for further details.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. The Company filed a prospectus supplement to its Registration Statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that may be issued under the Purchase Agreement. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement. During the six months ended June 30, 2025, the Company did not sell any shares of common stock to Lincoln Park. As of June 30, 2025, $34,795 was available to draw pursuant to the Purchase Agreement. Please refer to Note 7 – Stockholders’ Equity for further details.

Liquidity and Going Concern

The Company’s Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $15,214 for the six months ended June 30, 2025 and $33,971 for the year ended December 31, 2024. As of June 30, 2025, the Company held cash and cash equivalents of $10,743 compared to $25,009 of cash and cash equivalents as of December 31, 2024. The Company has incurred losses and negative cash flows from operations and has an accumulated deficit of $190,374 as of June 30, 2025. The Company expects to continue to incur losses for the foreseeable future.

As of August 7, 2025, the date of issuance of these Consolidated Financial Statements, the Company believes that its cash and cash equivalents as of June 30, 2025 is not sufficient to fund operations for the period through one year after the date of this filing and therefore substantial doubt exists about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2025, the statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025.

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

Cash, Cash Equivalents, and Restricted Cash Equivalents

Cash, cash equivalents, and restricted cash equivalents consist primarily of interest-bearing deposits at various financial institutions and money markets. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported on the consolidated balance sheet which, in aggregate, represents the amount reported in the consolidated statements of cash flows for the six months ended June 30, 2025 and 2024:

	As of June 30,
	2025	2024
Cash and cash equivalents	$10,743	$28,533
Restricted cash equivalents	814	—
Total	$11,557	$28,533

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

Grant Income

The Company generates grant income through grants and donations from government and other (non-government) parties. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the three and six months ended June 30, 2025, the Company generated grant income of $7,106 and $12,192, respectively, as compared to $7,311 and $12,223 for the three and six months ended June 30, 2024, respectively, primarily from reimbursements from the NIA for aging research. Deferred grant income as of June 30, 2025 and December 31, 2024 of $1,982 and $1,066, respectively.

The grants awarded relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grants, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIH grants do not contain payback provisions, the NIH or other government agency may review the Company’s performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIH grant. If any of the expenditures are found to be unallowable or allocated improperly or if the Company has otherwise violated terms of such NIH grant, the expenditures may not be reimbursed and/or the Company may be required to repay funds already disbursed. To date, the Company has not been found to have breached the terms of any NIH grant. As of June 30, 2025, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension.

Research and Development Costs

The Company is involved in research and development of treatments for a variety of diseases related to the central nervous system, with a focus on Alzheimer’s disease, dementia with Lewy bodies (“DLB”), and geographic atrophy (“GA”) secondary to dry age-related macular degeneration. Research and development costs are expensed as incurred. Research and development expenses consist principally of personnel costs, including salaries, stock-based compensation, and benefits for employees, third-party license fees and other operational costs related to its research and development activities, including allocated facility-related expenses and external costs of outside vendors, including CROs, and other direct and indirect costs. Non-refundable research and development costs are deferred and expensed as the related goods are delivered or services are performed. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks. Costs for certain research and development activities are recognized based on the pattern of performance of the individual arrangements, which may differ from the pattern of billings incurred, and are reflected in the consolidated financial statements as prepaid expenses or as accrued research and development expenses.

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

Segments

The Company has determined that it operates and manages one operating segment, which is the business of development of clinical and preclinical product candidates for neurodegenerative disorders, such as Alzheimer’s disease and DLB. The Company’s chief operating decision maker, its chief executive officer, reviews financial information on an aggregate basis for the purpose of allocating resources. Refer to Note 10 – Segment Reporting for more information.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard enhances transparency in income tax disclosures by requiring, on an annual basis, certain disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU also requires disaggregated disclosure related to pre-tax income (or loss) and income tax expense (or benefit) and eliminates certain disclosures related to the balance of an entity’s unrecognized tax benefit and the cumulative amount of certain temporary differences. The ASU is effective for the fiscal year beginning on January 1, 2025.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate, apply that rate in providing for income taxes on a current year-to-date (interim period) basis, and include the tax impact for discrete items within the interim period. The Company maintains a full valuation allowance against all deferred tax assets as of June 30, 2025 and

December 31, 2024, as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of  June 30, 2025 and  December 31, 2024, the Company had no uncertain tax positions.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of June 30, 2025
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents
Money market funds	$10,050	$—	$—	$10,050
Restricted cash equivalents
Money market funds	814	—	—	814
Total assets	$10,864	$—	$—	$10,864

	As of December 31, 2024
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents
Money market funds	$23,999	$—	$—	$23,999
Total assets	$23,999	$—	$—	$23,999

4. Accrued Expenses

Accrued expense consists of the following:

	As of
	June 30, 2025	December 31, 2024
Employee compensation, benefits, and related accruals	$1,085	$1,526
Research and development costs	8,013	5,654
Professional fees and other accruals	274	440
Total	$9,372	$7,620

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

In October 2024, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $356 of certain premiums at a 8.65% annual interest rate. Total payments of approximately $41, including interest and principal, are due monthly from November 2024 through July 2025. As of June 30, 2025 and December 31, 2024, the outstanding principal of the loan was $41 and $279, respectively, and is included in other current liabilities on the consolidated balance sheet.

6. Commitments and Contingencies

Operating Leases

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of June 30, 2025 were as follows:

	As of
	June 30, 2025	December 31, 2024
Assets
Operating lease assets	$399	$498
Total operating lease assets	$399	$498
Liabilities
Current:
Operating lease liabilities	$198	$193
Non-current:
Operating lease liabilities, non-current	229	342
Total operating lease liabilities	$427	$535

Operating lease costs for the three and six months ended June 30, 2025 was $54 and $108, respectively, as compared to operating lease costs for the three and six months ended June 30, 2024 of $55 and $109, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of June 30, 2025 were as follows:

For the Years Ended December 31,	Operating Leases
2025 (remaining)	$111
2026	155
2027	87
2028	88
2029	38
Thereafter	—
Total undiscounted lease payments	$479
Less: Imputed interest	(52)
Present value of operating lease liabilities	$427

The following table summarizes the lease term and discount rate as of June 30, 2025, respectively:

	As of
	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	3.0	3.3
Weighted-average discount rate
Operating leases	8.1%	8.1%

Operating cash flows used for operating leases for the six months ended June 30, 2025 and 2024 was $111 and $112, respectively.

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

As of June 30, 2025 and December 31, 2024, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of June 30, 2025, no dividends on common stock had been declared by the Company.

ATM

On December 23, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate (the “Shelf”). The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with the Sales Agents providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in ATM offerings under the Shelf. The Company sold 4,926,473 shares of common stock pursuant to the ATM during the six months ended June 30, 2025 for gross proceeds of approximately $2,410. As of June 30, 2025, there was $19,464 remaining of common stock available for sale under the ATM, subject to the limitations of General Instruction I.B.6 of Form S-3.

Lincoln Park Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. During the six months ended June 30, 2025, the Company did not sell any shares of common stock to Lincoln Park. As of June 30, 2025, $34,795 was available to draw pursuant to the Purchase Agreement.

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

As of June 30, 2025, the aggregate number of shares of common stock of the Company that may be issued under the 2021 Plan is 3,540,520. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2025 pursuant to an evergreen provision therein by 2,992,743 shares, representing 5% of total common shares outstanding at December 31, 2024. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 9,057,517 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2021 Plan, the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of June 30, 2025, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

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

Stock Options

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended June 30,
2024
Expected volatility	91.78% – 92.29%
Risk-free interest rate	4.23% – 4.45%
Dividend yield	0.00%
Expected term (years)	6.10 – 6.20

During the six months ending June 30, 2025, there were no stock options granted.

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

Activity for options was as follows:

	Options Outstanding
				Weighted-Average
			Aggregate	Remaining
	Number of	Weighted-Average	Intrinsic Value	Contractual Life
	Options	Exercise Price	(in 000’s)	(In Years)
Balance, December 31, 2024	4,353,490	$4.67	$—	5.8
Options granted	—	$—
Options exercised	—	$—
Options forfeited	—	$—
Options expired	(636,393)	$0.88
Balance, June 30, 2025	3,717,097	$5.32	$—	6.2
Exercisable as of June 30, 2025	3,308,560	$5.67	$—	6.0

There were no grants of stock options for the three and six months ended June 30, 2025. The weighted-average grant date fair value of stock options granted was $1.54 and $1.56 during the three and six months ended June 30, 2024, respectively. There were 42,500 and 247,500 stock options granted at an aggregate fair value of $65 and $385 for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2024, there were no stock options exercised.

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

During the six months ended June 30, 2025 and 2024, the Company granted 2,757,008 and 280,600 RSU awards, respectively, containing time based vesting conditions to employees, non-employees, and non-employee directors.

During the six months ending June 30, 2025 and 2024, the Company granted 0 and 515,600 RSU awards containing performance and time based vesting conditions to employees. The performance conditions for the RSU awards granted in 2024 were achieved in 2024 and the RSUs will vest on the one-year anniversary of the achievement of the performance condition. As of  June 30, 2025, the RSU awards granted in 2024 had no remaining performance conditions.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2025:

	Number of	Weighted-Average
	Restricted Stock Units	Grant Date Fair Value
Outstanding at December 31, 2024	1,172,964	$1.98
Granted	2,757,008	$0.61
Vested	(262,082)	$2.06
Forfeited	—	$—
Outstanding at June 30, 2025	3,667,890	$0.97

Equity-based Compensation Expense

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options and restricted stock units as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$331	$282	$641	$513
General and administrative	290	865	566	1,805
Total equity-based compensation	$621	$1,147	$1,207	$2,318

As of June 30, 2025, total future compensation expense related to unvested time-based awards yet to be recognized by the Company was $2,827, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.56 years. Total unrecognized compensation expense related to unvested performance-based awards was $155, which is expected to be recognized over a weighted-average remaining vesting period of approximately 0.4 years.

9. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	June 30,
	2025	2024
Options issued and outstanding	3,717,097	4,382,080
Restricted stock units issued and outstanding	3,667,890	1,170,248
Total	7,384,987	5,552,328

10. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment related to the development of clinical and preclinical product candidates for neurodegenerative disorders, such as Alzheimer’s disease and DLB. The Company’s Chief Executive Officer (“CEO”) serves as the CODM.

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

The table below is a summary of the segment loss, including significant segment expenses:

	Six Months Ended June 30,
	2025	2024
Grant income	$12,192	$12,223
Less:
Clinical programs	15,051	14,335
R&D Personnel costs(1)	4,973	5,221
Preclinical programs	225	525
Manufacturing	1,150	1,412
Other research and development expenses	227	124
General and administrative expenses(2)	4,920	4,845
Equity-based compensation	1,207	2,318
Other segment items(3)	(347)	(365)
Segment and consolidated net loss	$(15,214)	$(16,192)

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of innovative, small molecule therapeutics targeting age-related degenerative diseases and disorders of the central nervous system (“CNS”) and retina. Currently available therapies for these diseases are limited, with few Alzheimer’s disease treatments, two approved treatments for geographic atrophy (“GA”) secondary to dry age-related macular degeneration (“dAMD”) and no approved treatments for dementia with Lewy bodies (“DLB”). Our goal is to develop disease-modifying treatments for people with these degenerative disorders by initially leveraging our expertise in the σ-2 (sigma-2) receptor (“S2R”), which is expressed by multiple cell types, including neuronal synapses, and acts as a key regulator of cellular damage commonly associated with certain age-related degenerative diseases of the CNS and retina.

Our lead candidate for the treatment of age-related degenerative diseases is zervimesine (CT1812). Data indicates that zervimesine antagonizes the binding and toxicity of amyloid beta oligomers via targeting the S2R complex and represents a mechanism that is functionally distinct from other current approaches in clinical development for the treatment of degenerative diseases. Clinical results support this hypothesis, and our clinical trial findings provide evidence that the displacement of oligomers from synapses via zervimesine engagement with the S2R results in improved synapse function.

Top-line results from the Phase 2 COG0201 SHINE study were reported in July 2024 with additional data reported in October 2024. An end-of-Phase 2 meeting was conducted on July 9, 2025 to review the results of the SHINE study and Cognition’s proposed plan for a Phase 3 clinical program with the U.S. Food and Drug Administration (“FDA”). Formal minutes are expected to be provided to the Company approximately 30 days following this meeting.

SHINE was a randomized, double-blind, placebo-controlled trial that enrolled 153 adults with mild-to-moderate Alzheimer’s disease. Participants were evenly randomized into two zervimesine dose groups (100 mg or 300 mg) and one placebo group, who were dosed daily for six months. Endpoints included safety and biomarker evidence of disease modification as well as cognitive function, as measured by ADAS-Cog 11. SHINE met its primary endpoints of safety and tolerability.

A prespecified analysis conducted on SHINE results identified plasma p-tau217 as a biomarker that may predict participants with mild-to-moderate Alzheimer’s disease likely to respond to zervimesine therapy. Participants treated with zervimesine (pooled 100 mg and 300 mg) who had baseline levels of plasma p-tau217 below the median of 1.0 pg/mL experienced a 95% reduction of cognitive decline at week 26 as measured by ADAS-Cog 11 relative to placebo-treated participants. P-tau217 is an important biomarker that reflects total brain amyloid and tau pathology.

In the overall modified intent-to-treat population in SHINE, participants treated with once-daily oral zervimesine experienced less cognitive decline than those treated with placebo. As measured with ADAS-Cog 11, zervimesine-treated participants (pooled 100 mg and 300 mg) experienced a mean 38% slowing of decline at six months from baseline compared to placebo-treated participants, but this difference did not achieve statistical significance. These results are comparable in magnitude to what was achieved with currently approved monoclonal antibody treatments, with the convenience of once-daily oral administration. There were consistent trends favoring zervimesine in other cognitive measures: ADAS-Cog 13, cognitive composite, mini-mental state exam, or MMSE; as well as in functional measures of activities of daily living (ADCS-ADL) and of clinical global impression of change (ADCS-CGIC).

In the overall study population, participants treated with zervimesine for six months had reductions in plasma biomarkers associated with Alzheimer’s disease processes compared to placebo participants. Further analysis showed that the individuals with below-median plasma p-Tau217 experienced a pronounced reduction in these key plasma biomarkers compared to placebo. Significant reductions were observed in the level of glial fibrillary acidic protein (GFAP), a protein associated with neuroinflammation. Neurofilament light, a protein associated with neurodegeneration was also reduced in participants treated with zervimesine compared to placebo. Similarly, amyloid beta monomers (Aβ) and p-Tau217, which are proteins that build up in patients with Alzheimer’s disease, were lower in participants treated with zervimesine for six months compared to placebo-treated individuals. These findings were presented at the AD/PD™ 2025 Alzheimer's & Parkinson's Diseases Conference in April 2025.

Top-line results from the Phase 2 COG1201 SHIMMER study were presented at the International Lewy Body Dementia Conference (ILBDC) in January 2025 and at the Alzheimer’s Association International Conference (AAIC) in July 2025. The study enrolled 130 participants with mild-to-moderate DLB who were randomized evenly to one of three dose groups: two treated with once-daily oral zervimesine (100 mg or 300 mg) and one treated with placebo. To be eligible, participants were between 50 and 80 years of age, received a diagnosis of probable DLB, and had a MMSE score of between 18 and 27. The study met its primary endpoints of safety and tolerability.

Zervimesine-treated DLB patients scored an average of 86% better than placebo-treated patients on the neuropsychiatric inventory (NPIA-L or NPI-12) at the end of the study. This tool describes the frequency and severity of 12 behavioral symptoms including hallucinations, delusions and anxiety.  Compared to placebo-treated participants, those treated with zervimesine performed an average of 52% better on the ADCS-ADL scale, a measure of activities of daily living; an average of 91% better on the CAF, a measure of cognitive fluctuations; an average of 62% better on the Unified Parkinson's Disease Rating Scale (UPDRS) Part III, a measure of motor function such as gait, balance, and tremor.

In June 2025, Cognition received an anonymous philanthropic donation to substantially fund an expanded access program (“EAP”) for people with DLB. The EAP will be open to eligible SHIMMER participants who completed the Phase 2 study as well as additional patients with a diagnosis of mild-to-moderate DLB who meet the criteria for this program. Participants will be provided with 100 mg of oral zervimesine to take daily for approximately one year. Eight U.S. sites, all of which were active in the SHIMMER study, were selected to participate in the EAP.

Top-line results from the Phase 2 COG2201 MAGNIFY study of zervimesine in adults with GA secondary to dry AMD were reported in May 2025. The MAGNIFY study was voluntarily concluded in January 2025 after approximately 100 of the planned 246 participants were enrolled to allow the Company to focus its resources on clinical programs in Alzheimer’s disease and DLB. Top-line results show zervimesine-treated participants had 29% slower GA lesion growth (by slope analysis) on average and at 18 months their lesions were 28% smaller compared to placebo. The GA lesion reduction is comparable to what was reported with currently approved complement inhibitors. Notable differences between the intravitreal complement inhibitors and zervimesine treatment included the convenience of once-daily oral administration and no conversion from dry AMD to choroidal neovascularization (or “CNV”), which is a risk factor of treatment with intravitreal complement inhibitors.

A “segment” analysis was also conducted to determine the change in GA lesion growth between six-month treatment periods. This analysis shows that the reduction in GA lesion growth increased after 12 months of treatment. The change in lesion growth between 12 and 18 months was 52.7% slower in zervimesine-treated versus placebo-treated participants. The change in ellipsoid zone area, a biomarker of GA progression, also trended in favor of zervimesine treatment compared to placebo. The thickness and integrity of the ellipsoid zone has been correlated with photoreceptor health and visual acuity. Importantly, this effect was also observed to widen over time.

In the above three Phase 2 studies, zervimesine was observed to be generally well tolerated. The average age of participants was approximately 75 years. Among the 238 participants treated with zervimesine, there were 23 incidents of transient treatment-emergent liver enzyme test (“LFT”) increases greater than 3xULN (9.6%) during the treatment period. Of these incidents, ten occurred in the SHINE study, nine in the SHIMMER study and four in the MAGNIFY study. In these participants, the elevated liver enzymes subsided after cessation of drug with no evidence of permanent liver injury. Overall, adverse events (AEs) were well balanced between treatment and placebo arms; serious AEs occurred at a comparable or higher rate in placebo-treated participants than in those treated with zervimesine in the above studies. Twenty-eight zervimesine-treated (11.8%) and 11 placebo-treated (4.6%) participants discontinued from these studies due to treatment-emergent adverse events.

The above Overview covers only the most recently concluded studies in each indication. The following table highlights findings from these and subsequent clinical programs:

Indication	Study Identifier	NCT Number	Clinical Phase	Status	Key Findings
Alzheimer’s Disease (AD)
MCI-early	COG0203 (START)	NCT05531656	Phase 2	ongoing	The study is enrolling up to 540 participants with MCI or early AD
mild-moderate	COG0201 (SHINE)	NCT03507790	Phase 2 (n=153)	complete	Participants treated with zervimesine experienced a cognitive benefit compared to placebo
mild-moderate	COG0202 (SEQUEL)	NCT04735536	Phase 2 (n=16)	complete	Participants treated with zervimesine exhibited improvement across prespecified EEG parameters
mild-moderate	COG0105 (SPARC)	NCT03493282	Phase 1 (n=23)	complete	Treatment with zervimesine was assessed using various imaging modalities, including PET imaging and volumetric MRI (vMRI)
mild-moderate	COG0104 (SNAP)	NCT03522129	Phase 1 (n=3)	complete	Confirmed preclinical findings showing an increase in Aβ oligomers in CSF, suggesting increased off-rate from receptors
Dementia with Lewy Bodies (DLB)
mild-moderate	COG1201 (SHIMMER)	NCT05225415	Phase 2 (n=130)	complete	Participants treated with zervimesine experienced benefits across behavioral, functional, cognitive and motor scales
Mild-moderate	COG1202 (EAP)	NCT06961760	n/a	ongoing	Initially, the EAP will accommodate approximately 30 indviduals with DLB
Geographic Atrophy Secondary to Dry AMD
GA	COG2201 (MAGNIFY)	NCT05893537	Phase 2 (n=100)	concluded	Participants treated with zervimesine experienced slower growth of their GA lesions over the course of the study

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging (the “NIA”), a division of the National Institutes of Health (the “NIH”), and proceeds from our initial public offering (the “IPO”), completed in October 2021, proceeds from our follow-on public offerings, sales of our common stock through our ATM (as defined below), sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity (“SAFE”) and stock option exercises. Since our inception, we have received approximately $140.4 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, IPO follow-on public offerings, ATM, and equity line financing with Lincoln Park. As of June 30, 2025, we had cash, cash equivalents, and restricted cash equivalents of $11.6 million. As of June 30, 2025, we had approximately $41.9 million available from obligated NIA funds for applicable expenses to be incurred in the future.

On December 23, 2022, we entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”), providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings (the “ATM”). For the six months ended June 30, 2025, we sold 4,926,473 shares of common stock pursuant to the ATM for gross proceeds of approximately $2.4 million. As of June 30, 2025, we have approximately $19.5 million remaining in gross proceeds available for future issuances of common stock under the ATM, subject to the limitations of General Instruction I.B.6 of Form S-3.

On March 10, 2023, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Lincoln Park Purchase Agreement”). The Lincoln Park Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to direct Lincoln Park to purchase up to $35.0 million of shares of common stock at our sole discretion, over a 36-month period commencing on March 10, 2023. We filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that are issued under the Lincoln Park Purchase Agreement. During the six months ended June 30, 2025, we did not sell any shares of common stock to Lincoln Park. As of June 30, 2025, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants and donations received from government and other (non-government) parties. Grants awarded are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to CROs, research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of June 30, 2025, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203-START) study of zervimesine in patients with early-stage Alzheimer’s disease, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201-SHINE) study of zervimesine in patients with mild-to-moderate Alzheimer’s disease, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201-SHIMMER) study of zervimesine in patients with DLB.

Other Income, Net

Other income, net consists primarily of interest income from money market funds, offset partially by other fees such as costs incurred to establish financing opportunities.

Interest Expense

Interest expense for the three months ended June 30, 2025 and 2024 consisted of interest expense related to the insurance premium financing arrangement with a lender.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating Expenses:
Research and development	$11,481	$11,577	$(96)
General and administrative	2,497	3,101	(604)
Total operating expenses	13,978	14,678	(700)
Loss from operations	(13,978)	(14,678)	700
Other income (expense):
Grant income	7,106	7,311	(205)
Other income, net	141	333	(192)
Interest expense	(3)	(7)	4
Total other income, net	7,244	7,637	(393)
Net loss	$(6,734)	$(7,041)	$307

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Clinical programs	$8,174	$7,936	$238
Personnel	2,512	2,877	(365)
Manufacturing	513	407	106
Preclinical programs	140	291	(151)
Other expense	142	66	76
	$11,481	$11,577	$(96)

Research and development expenses were $11.5 million for the three months ended June 30, 2025, compared to $11.6 million for the three months ended June 30, 2024. The decrease of $0.1 million was primarily due to the following:

●	an increase of $0.2 million in clinical programs primarily related to continued Phase 2 trial activities with contract research organizations;

●	a decrease of $0.4 million in personnel costs related to reduced professional fees, partially offset by increased employee compensation and benefits costs;
●	an increase of $0.1 million in manufacturing related to higher costs with contract manufacturing organizations for the replenishment of clinical trial supply; and
●	a decrease of less than $0.1 million in preclinical programs and other expense, primarily due to decreased research activities.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended June 30, 2025, compared to $3.1 million for the three months ended June 30, 2024. The change in general and administrative expenses was driven primarily by a decrease in equity-based compensation, which was partially offset by an increase in employee compensation and benefits costs.

Other Income (Expense)

Grant Income

Grant income was $7.0 million for the three months ended June 30, 2025, compared to $7.3 million for the three months ended June 30, 2024. The change in grant income is correlated with the decrease in eligible reimbursable costs related to clinical trials incurred during 2025 as compared to 2024, offset partially by grant income recognized from the donation received.

Other Income, Net

Other income, net was $0.1 million for the three months ended June 30, 2025, compared to other income, net of $0.3 million for the three months ended June 30, 2024. The change in other income, net was insignificant period over period.

Interest Expense

Interest expense was less than $0.1 million for the three months ended June 30, 2025, compared to interest expense of less than $0.1 million for the three months ended June 30, 2024. Interest expense was not significant in either period.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating Expenses:
Research and development	$22,267	$22,130	$137
General and administrative	5,486	6,650	(1,164)
Total operating expenses	27,753	28,780	(1,027)
Loss from operations	(27,753)	(28,780)	1,027
Other income (expense):
Grant income	12,192	12,223	(31)
Other income, net	355	577	(222)
Interest expense	(8)	(17)	9
Loss on currency translation from liquidation of subsidiary	—	(195)	195
Total other income, net	12,539	12,588	(49)
Net loss	$(15,214)	$(16,192)	$978

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Clinical programs	$15,051	$14,335	$716
Personnel	5,614	5,734	(120)
Manufacturing	1,150	1,412	(262)
Preclinical programs	225	525	(300)
Other expense	227	124	103
Total research & development expenses	$22,267	$22,130	$137

Research and development expenses were $22.3 million for the six months ended June 30, 2025, compared to $22.1 million for the six months ended June 30, 2024. The increase of $0.1 million was primarily due to the following:

●	an increase of $0.7 million in clinical programs primarily related to increased Phase 2 trial activities with contract research organizations;
●	a decrease of $0.1 million in personnel costs related to reduced professional fees, partially offset by an increase in year over year employee compensation and benefits and equity-based compensation;
●	a decrease of $0.3 million in manufacturing related to lower costs with contract manufacturing organizations for the replenishment of clinical trial supply; and
●	a decrease of $0.2 million in preclinical programs and other expense, primarily due to decreased research activities.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the six months ended June 30, 2025, compared to $6.7 million for the six months ended June 30, 2024. The change in general and administrative expenses was driven primarily by a decrease in equity-based compensation, which was partially offset by an increase in professional fees.

Other Income (Expense)

Grant Income

Grant income was $12.1 million for the six months ended June 30, 2025, compared to $12.2 million for the six months ended June 30, 2024. The change in grant income is correlated with the decrease in eligible reimbursable costs related to clinical trials incurred during 2025 as compared to 2024, offset partially by grant income recognized from the donation received.

Other Income, Net

Other income, net was $0.4 million for the six months ended June 30, 2025, compared to other income, net of $0.6 million for the six months ended June 30, 2024. The change in other income, net was insignificant period over period.

Interest Expense

Interest expense was less than $0.1 million for the six months ended June 30, 2025, compared to interest expense of less than $0.1 million for the six months ended June 30, 2024. Interest expense was not significant in either period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFE, stock option exercises, follow-on equity offerings, sales under our ATM and equity line financing, and our IPO. Since our inception, we have been awarded grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $140.4 million in net proceeds from sales of our equity securities, convertible notes and SAFE, stock option exercises, our ATM, our equity line financing with Lincoln Park, our IPO and our follow-on public offering. The net proceeds from our IPO, which closed on October 13, 2021, were approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On November 15, 2022, we closed our follow-on public offering, selling 5,000,000 shares of our common stock at a public offering price of $1.20 per share. The net proceeds were approximately $5.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On December 23, 2022, we entered into a sales agreement with the Sales Agents, providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in ATM offerings. As of June 30, 2025, we sold 27,698,736 shares of common stock under the ATM for gross proceeds of approximately $20.5 million. As of June 30, 2025, there was $19.5 million of common stock remaining available for sale under the ATM, subject to the limitations of General Instruction I.B.6 of Form S-3. In addition, in March 2023, we entered into the Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), giving the Company the right, but not the obligation to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. As of June 30, 2025, we have sold 125,000 shares of common stock to Lincoln Park for proceeds of $0.2 million, as part of the equity line financing arrangement. As of June 30, 2025, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement. On March 14, 2024, we closed a follow-on public offering of 6,571,428 shares of our common stock at a public offering price of $1.75 per share. As part of the follow-on offering, the underwriters exercised their option to purchase 985,714 shares of our common stock on March 28, 2024, at a public offering price of $1.75 per share. The net proceeds were approximately $11.9 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us.

As of June 30, 2025, we had $11.6 million in cash, cash equivalents, and restricted cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, income from non-dilutive grants and donations, and net proceeds from our March 2024 follow-on public offering will be sufficient for us to fund our operating expenses and capital expenditures requirements into the second quarter of 2026, which assumes no usage from the remaining ATM nor the Lincoln Park Purchase Agreement. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities	$(15,500)	$(13,241)
Cash flows used in investing activities	—	(3)
Cash flows provided by financing activities	2,048	11,855
Net decrease in cash and cash equivalents	$(13,452)	$(1,389)

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2025 and 2024 was $15.5 million and $13.2 million, respectively. The change in cash used in operating activities of $2.3 million was driven by a decrease in net loss of $1.0 million, combined with a decrease of $1.9 million in operating assets and liabilities primarily related to an increase in grant receivables of $1.8 million, and a decrease in non-cash adjustments of $1.4 million primarily related to a decrease in equity-based compensation of $1.1 million.

Cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was zero and less than $0.1 million, respectively.

Cash provided by financing activities

Net cash provided by financing activities was $2.0 million and $11.9 million for the six months ended June 30, 2025 and 2024, respectively. The change in net cash provided by financing activities is primarily related to net proceeds from the issuance of common stock in our follow-on offering in March 2024 and under the ATM program.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2025 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations	$223	$174	$82	$—	$479
Other obligations	41	—	—	—	41
Total:	$264	$174	$82	$—	$520

In October 2023, we entered into an insurance premium financing arrangement with a lender whereby we financed $0.7 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from November 2023 through October 2024. As of December 31, 2024, there was no outstanding balance on the loan.

In October 2024, we entered into an insurance premium financing arrangement whereby we financed $0.4 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from November 2024 through July 2025. As of June 30, 2025, the outstanding principal of the loan was less than $0.1 million.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2025.

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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported within the pharmaceutical industry as creating instrances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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

We intend to actively monitor the closing bid price for our common stock and will consider available options to resolve the deficiency and regain compliance with Rule 5450(a)(1). However, there can be no assurance that the Company will regain compliance with the minimum bid price requirement. If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face negative consequences including the reduction of liquidity and market price of our common stock, our ability to obtain sufficient additional capital to fund our operations, and our ability to operate as a going concern would be substantially impaired.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal quarter ended June 30, 2025.

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

Cognition Therapeutics, Inc.

Date: August 7, 2025	By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ John Doyle
John Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)