Form 10-Q
period 2025-09-30
COGNITION THERAPEUTICS INC
filed 2025-11-06
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, there were 88,274,258 shares of the registrant’s common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

COGNITION THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	As of
	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,334	$25,009
Grant receivables	1,900	2,686
Prepaid expenses and other current assets	1,160	1,860
Restricted cash equivalents	489	—
Total current assets	42,883	29,555
Property and equipment, net	159	181
Right-of-use assets, operating leases	353	498
Total assets	$43,395	$30,234
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$827	$1,984
Accrued expenses	3,923	7,620
Deferred grant income, current	1,736	1,066
Operating lease liabilities, current	168	193
Other current liabilities	—	279
Total current liabilities	6,654	11,142
Operating lease liabilities, non-current	212	342
Total liabilities	6,866	11,484
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 88,268,078 and 59,854,877 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	88	60
Additional paid-in capital	231,745	193,850
Accumulated deficit	(195,304)	(175,160)
Total stockholders’ equity	36,529	18,750
Total liabilities and stockholders’ equity	$43,395	$30,234

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Expenses:
Research and development	$3,773	$11,392	$26,040	$33,522
General and administrative	2,602	3,071	8,088	9,721
Total operating expenses	6,375	14,463	34,128	43,243
Loss from operations	(6,375)	(14,463)	(34,128)	(43,243)
Other income (expense):
Grant income	1,215	4,293	13,407	16,516
Other income, net	230	236	585	813
Interest expense	—	(3)	(8)	(20)
Loss on currency translation from liquidation of subsidiary	—	—	—	(195)
Total other income, net	1,445	4,526	13,984	17,114
Net loss	$(4,930)	$(9,937)	$(20,144)	$(26,129)
Foreign currency translation adjustment, including reclassifications	—	—	—	195
Total comprehensive loss	$(4,930)	$(9,937)	$(20,144)	$(25,934)
Net loss per share:
Basic	$(0.06)	$(0.25)	$(0.30)	$(0.69)
Diluted	$(0.06)	$(0.25)	$(0.30)	$(0.69)
Weighted-average common shares outstanding:
Basic	77,951,513	40,418,065	67,488,145	38,080,658
Diluted	77,951,513	40,418,065	67,488,145	38,080,658

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balances as of December 31, 2023	32,165,478	$32	$165,826	$(141,189)	$(195)	$24,474
Issuance of common stock in follow-on public offering, net of discounts and issuance costs of $1,329	7,557,142	8	11,888	—	—	11,896
Issuance of common stock under the at-the-market (ATM) sales agreement, net	191,273	—	381	—	—	381
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	71,973	—	(106)	—	—	(106)
Equity-based compensation	—	—	1,171	—	—	1,171
Reclassification adjustment of foreign currency translation included in net loss for liquidation of subsidiary	—	—	—	—	195	195
Net loss	—	—	—	(9,151)	—	(9,151)
Balances as of March 31, 2024	39,985,866	$40	$179,160	$(150,340)	$—	$28,860
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	53,052	—	(22)	—	—	(22)
Exercise of stock options	73,350	—	65			65
Equity-based compensation	—	—	1,147	—	—	1,147
Net loss	—	—	—	(7,041)	—	(7,041)
Balances as of June 30, 2024	40,112,268	$40	$180,350	$(157,381)	$—	$23,009
Issuance of common stock under the at-the-market (ATM) sales agreement, net of commissions and allocated fees	673,131	1	496	—	—	497
Exercise of stock options	20,000	—	17			17
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	693	—	—	—	—	—
Equity-based compensation	—	—	896	—	—	896
Net loss	—	—	—	(9,937)	—	(9,937)
Balances as of September 30, 2024	40,806,092	$41	$181,759	$(167,318)	$—	$14,482

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity
Balances as of December 31, 2024	59,854,877	$60	$193,850	$(175,160)	$—	$18,750
Issuance of common stock under the at-the-market (ATM) sales agreement, net	2,004,729	2	1,458	—	—	1,460
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	115,149	—	(46)	—	—	(46)
Equity-based compensation	—	—	586	—	—	586
Net loss	—	—	—	(8,480)	—	(8,480)
Balances as of March 31, 2025	61,974,755	$62	$195,848	$(183,640)	$—	$12,270
Issuance of common stock under the at-the-market (ATM) sales agreement, net	2,921,744	3	874	—	—	877
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	66,458	—	(5)	—	—	(5)
Equity-based compensation	—	—	621	—	—	621
Net loss	—	—	—	(6,734)	—	(6,734)
Balances as of June 30, 2025	64,962,957	$65	$197,338	$(190,374)	$—	$7,029
Issuance of common stock and warrants in registered direct offering, net of discounts and issuance costs of $2,245	14,700,000	15	27,875	—	—	27,890
Issuance of common stock under the at-the-market (ATM) sales agreement, net of commissions and allocated fees	8,233,146	8	5,981	—	—	5,989
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	327,780	—	(36)	—	—	(36)
Exercise of common stock options	44,195	—	65	—	—	65
Equity-based compensation	—	—	522	—	—	522
Net loss	—	—	—	(4,930)	—	(4,930)
Balances as of September 30, 2025	88,268,078	$88	$231,745	$(195,304)	$—	$36,529

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,144)	$(26,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	80
Equity-based compensation	1,729	3,214
Amortization of right-of-use assets	145	115
Loss on currency translation from liquidation of subsidiary	—	195
Changes in operating assets and liabilities:
Grant receivables	786	(2,088)
Prepaid expenses and other assets	700	1,569
Accounts payable and accrued expenses	(4,904)	3,650
Deferred grant income and other liabilities	670	(584)
Operating lease liabilities	(155)	(114)
Net cash used in operating activities	(21,151)	(20,092)
Cash flows from investing activities:
Payments for property and equipment	—	(3)
Net cash used in investing activities	—	(3)
Cash flows from financing activities:
Proceeds from issuance of common stock in registered offering, net	27,940	11,896
Proceeds from issuance of common stock under the ATM sales agreement, net of commissions and allocated fees	8,326	878
Proceeds from the exercise of common stock options	65	82
Payment of employee withholding taxes on vested RSUs	(87)	(128)
Payments on loan payable	(279)	(544)
Net cash provided by financing activities	35,965	12,184
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	14,814	(7,911)
Cash, cash equivalents, and restricted cash equivalents
Cash, cash equivalents, and restricted cash equivalents – beginning of period	25,009	29,922
Cash, cash equivalents, and restricted cash equivalents – end of period	$39,823	$22,011
Supplemental disclosures of non-cash financing activities:
Issuance costs included in accounts payable and accrued expenses	$50	$—

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

On December 23, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-268992) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”) providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). During the nine months ended September 30, 2025, the Company sold 13,159,619 shares of its common stock pursuant to the ATM for gross proceeds of approximately $8,584. Please refer to Note 7 – Stockholders’ Equity for further details.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. The Company filed a prospectus supplement to its Registration Statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that may be issued under the Purchase Agreement. As part of the Purchase Agreement, the Company issued 189,856 shares of its common stock as consideration for Lincoln Park’s commitment to purchase shares of common stock under the Purchase Agreement. During the nine months ended September 30, 2025, the Company did not sell any shares of common stock to Lincoln Park. As of September 30, 2025, $34,795 was available to draw pursuant to the Purchase Agreement. Please refer to Note 7 – Stockholders’ Equity for further details.

In August 2025, the Company entered into Securities Purchase Agreements with two institutional investors relating to the issuance of an aggregate of 14,700,000 shares of the Company’s common stock to such investors at a purchase price of $2.05 per share in a registered direct offering (the “Registered Direct Offering”). The Company also entered into a Placement Agency Agreement on such date (the “Purchase Agency Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC, (“Titan”) acting as the sole placement agent for the Registered Direct Offering. The Company closed this offering on August 29, 2025. The Company received net proceeds of approximately $27,890, after deducting $2,245 of unwriting discounts, commissions, placement agent fees, and other offering related expenses payable by the Company. Refer to Note 7 – Stockholders’ Equity.

Liquidity

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $20,144 for the nine months ended September 30, 2025 and $33,971 for the year ended December 31, 2024. As of September 30, 2025, the Company held cash and cash equivalents of $39,334, including net proceeds received from the Registered Direct Offering, compared to $25,009 of cash and cash equivalents as of December 31, 2024. The Company has incurred losses and negative cash flows from operations and has an accumulated deficit of $195,304 as of September 30, 2025. The Company expects to continue to incur losses for the foreseeable future.

As of November 6, 2025, the date of issuance of these consolidated financial statements, the Company believes that its cash and cash equivalents as of September 30, 2025 is sufficient to fund operations for the period through one year after the date of this filing as a result of the Registered Direct Offering.

To execute its business plans, the Company will need substantial additional funding to support its continuing operations and pursue its growth strategy. Until such time that the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through the sale of common stock in public offerings and/or private placements, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The terms of any financing may adversely affect the holdings or the rights of the Company’s stakeholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or abandon its product development programs, which could have a material adverse effect on its business prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2025, the statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025.

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

Cash, Cash Equivalents, and Restricted Cash Equivalents

Cash, cash equivalents, and restricted cash equivalents consist primarily of interest-bearing deposits at various financial institutions and money markets. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported on the consolidated balance sheet which, in aggregate, represents the amount reported in the consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024:

	As of September 30,
	2025	2024
Cash and cash equivalents	$39,334	$22,011
Restricted cash equivalents	489	—
Total	$39,823	$22,011

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

Grant Income

The Company generates grant income through grants and donations from government and other (non-government) parties. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the three and nine months ended September 30, 2025, the Company generated grant income of $1,215 and $13,407, respectively, as compared to $4,293 and $16,516 for the three and nine months ended September 30, 2024, respectively, primarily from reimbursements from the NIA for aging research. Deferred grant income as of September 30, 2025 and December 31, 2024 of $1,736 and $1,066, respectively.

The grants awarded relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grants, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIH grants do not contain payback provisions, the NIH or other government agency may review the Company’s performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIH grant. If any of the expenditures are found to be unallowable or allocated improperly or if the Company has otherwise violated terms of such NIH grant, the expenditures may not be reimbursed and/or the Company may be required to repay funds already disbursed. To date, the Company has not been found to have breached the terms of any NIH grant. As of September 30, 2025, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension.

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

Warrant Accounting

Warrants are accounted for either as equity or liabilities based upon the characteristics and provisions of each instrument in accordance with ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. Warrants classified as equity are recorded at fair value as of the date of issuance on the consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as liabilities and other financing instruments that require accounting as liabilities are recorded on the consolidated balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using the Black-Scholes model and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions, expected volatility, expected life, yield, and risk-free interest rate.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard enhances transparency in income tax disclosures by requiring, on an annual basis, certain disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU also requires disaggregated disclosure related to pre-tax income (or loss) and income tax expense (or benefit) and eliminates certain disclosures related to the balance of an entity’s unrecognized tax benefit and the cumulative amount of certain temporary differences. The ASU is effective for annual periods beginning on or after January 1, 2025. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company’s consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”), to clarify the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract and the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods or services. ASU 2025-07 is effective for the fiscal year beginning after December 15, 2026 and interim periods within those annual reporting periods. The Company is currently evaluating ASU 2025-07 to determine its impact on the Company’s consolidated financial statements and disclosures.

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate, apply that rate in providing for income taxes on a current year-to-date (interim period) basis, and include the tax impact for discrete items within the interim period. The Company maintains a full valuation allowance against all deferred tax assets as of September 30, 2025 and December 31, 2024, as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2025 and  December 31, 2024, the Company had no uncertain tax positions.

On July 4, 2025, President Trump signed H.R.1, the One Big Beautiful Bill Act (OB3) into law. OB3 introduced significant changes to the U.S. federal corporate tax system, including retroactive relief for certain small business taxpayers, such as reinstatement of immediate expensing for domestic research and development expenditures and modifications to the business interest expense limitation. Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the provisions impacting the Company have been reflected in the financial statements for the quarter ended September 30, 2025, and did not have a material impact as the Company has a valuation allowance against its net deferred tax assets.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of September 30, 2025
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$38,900	$—	$—	$38,900
Restricted cash equivalents:
Money market funds	489	—	—	489
Total assets	$39,389	$—	$—	$39,389

	As of December 31, 2024
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$23,999	$—	$—	$23,999
Total assets	$23,999	$—	$—	$23,999

4. Accrued Expenses

Accrued expense consists of the following:

	As of
	September 30, 2025	December 31, 2024
Employee compensation, benefits, and related accruals	$1,296	$1,526
Research and development costs	2,468	5,654
Professional fees and other accruals	159	440
Total	$3,923	$7,620

5. Other Current Liabilities

In October 2023, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $721 of certain premiums at a 8.65% annual interest rate. Total payments of approximately $62, including interest and principal, are due monthly from November 2023 through October 2024. The outstanding principal of the loan was paid off in October 2024.

In October 2024, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $356 of certain premiums at a 8.65% annual interest rate. Total payments of approximately $41, including interest and principal, are due monthly from November 2024 through July 2025. The outstanding principal of the loan was paid off in July 2025.

6. Commitments and Contingencies

Operating Leases

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of September 30, 2025 were as follows:

	As of
	September 30, 2025	December 31, 2024
Assets
Operating lease assets	$353	$498
Total operating lease assets	$353	$498
Liabilities
Current:
Operating lease liabilities	$168	$193
Non-current:
Operating lease liabilities, non-current	212	342
Total operating lease liabilities	$380	$535

Operating lease costs for the three and nine months ended September 30, 2025 was $54 and $161, respectively, as compared to operating lease costs for the three and nine months ended September 30, 2024 of $55 and $164, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of September 30, 2025 were as follows:

For the Years Ended December 31,	Operating Leases
2025 (remaining)	$56
2026	155
2027	87
2028	88
2029	38
Thereafter	—
Total undiscounted lease payments	$424
Less: Imputed interest	(44)
Present value of operating lease liabilities	$380

The following table summarizes the lease term and discount rate as of September 30, 2025, respectively:

	As of
	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	2.9	3.3
Weighted-average discount rate
Operating leases	8.1%	8.1%

Operating cash flows used for operating leases for the nine months ended September 30, 2025 and 2024 was $167 and $168, respectively.

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

As of September 30, 2025 and December 31, 2024, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of September 30, 2025, no dividends on common stock had been declared by the Company.

ATM

On December 23, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate (the “Shelf”). The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement with the Sales Agents providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in ATM offerings under the Shelf. The Company sold 13,159,619 shares of common stock pursuant to the ATM during the nine months ended September 30, 2025 for gross proceeds of approximately $8,584. As of September 30, 2025, there was $13,290 remaining of common stock available for sale under the ATM.

Lincoln Park Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. During the nine months ended September 30, 2025, the Company did not sell any shares of common stock to Lincoln Park. As of September 30, 2025, $34,795 was available to draw pursuant to the Purchase Agreement.

March 2024 Offering

In March 2024, the Company entered into an underwriting agreement with Titan relating to the issuance and sale by the Company of 7,557,142 shares of its common stock, which included the exercise of the underwriters’ option to purchase 985,714 additional shares of common stock, at a public offering price of $1.75 per share. The Company closed this offering on March 14, 2024 and the full exercise of the underwriters’ option to purchase 985,714 additional shares of common stock was closed on March 28, 2024. The Company received net proceeds of approximately $11,896, after deducting $1,329 of underwriting discounts and commissions and other offering related expenses payable by the Company.

August 2025 Registered Direct Offering and Warrant Issuance

In August 2025, the Company entered into Securities Purchase Agreements with two institutional investors relating to the issuance of an aggregate of 14,700,000 shares of the Company’s common stock to such investors at a purchase price of $2.05 per share in the “Registered Direct Offering”. The Company also entered into a Placement Agency Agreement on such date (the “Purchase Agency Agreement”) with Titan acting as the sole placement agent for the Registered Direct Offering. The Company closed this offering on August 29, 2025. The Company received net proceeds of approximately $27,890, after deducting $2,245 of underwriting discounts, commissions, placement agent fees, and other offering related expenses payable by the Company.

In connection with the Placement Agency Agreement, the Company agreed to pay Titan an aggregate cash fee of 7.0% of the gross proceeds raised from the sale and issuance of the shares of common stock minus certain expenses. Additionally, the Company agreed to issue warrants to Titan to purchase up to 514,500 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price equal to $2.78, and will be exercisable commencing six months from the close of the Registered Direct Offering with a term of five (5) years from the date of the Placement Agency Agreement. The Placement Agent Warrants are equity classified as the warrants do not contain a required cash settlement adjustment feature with respect to a transaction outside of the Company’s control or not deemed to be indexed to the Company’s stock.

As of September 30, 2025, the Company had the following equity-classified common stock warrants outstanding:

Weighted-Average
Remaining
	Number of	Weighted-Average	Contractual Life
	Warrants	Exercise Price	(In Years)
Balance, December 31, 2024	—	$—	—
Issued	514,500	$2.78	4.9
Exercised	—	$—	—
Expired	—	$—	—
Balance, September 30, 2025	514,500	$2.78	4.9
Exercisable as of September 30, 2025	—	$—	—

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

As of September 30, 2025, the aggregate number of shares of common stock of the Company that may be issued under the 2021 Plan is 4,257,146. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2025 pursuant to an evergreen provision therein by 2,992,743 shares, representing 5% of total common shares outstanding at December 31, 2024. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 9,057,517 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2021 Plan, the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of September 30, 2025, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

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

During the nine months ending September 30, 2025, there were no stock options granted.

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

Activity for options was as follows:

	Options Outstanding
				Weighted-Average
			Aggregate	Remaining
	Number of	Weighted-Average	Intrinsic Value	Contractual Life
	Options	Exercise Price	(in 000’s)	(In Years)
Balance, December 31, 2024	4,353,490	$4.67	$—	5.8
Options granted	—	$—
Options exercised	(44,195)	$1.46
Options forfeited	(22,037)	$1.66
Options expired	(643,054)	$0.88
Balance, September 30, 2025	3,644,204	$5.39	$212	5.8
Exercisable as of September 30, 2025	3,366,840	$5.66	$211	5.6

There were no grants of stock options for the three and nine months ended September 30, 2025. The weighted-average grant date fair value of stock options granted was $0 and $1.56 during the three and nine months ended September 30, 2024, respectively. There were 0 and 247,500 stock options granted at an aggregate fair value of $0 and $385 for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2025, there were 44,195 stock options exercised with an aggregate grant date fair value of $34. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2025 was $51. During the three and nine months ended September 30, 2024, there were 20,000 and 93,350 options exercised, respectively, with an aggregate grant date fair value of $12 and $58, respectively. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2024 was $29 and $121, respectively.

Restricted Stock Units

The fair values of restricted stock units (RSUs) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. RSUs with time base vesting conditions for employees vest annually over three or four years on each anniversary of the Grant Date and RSUs for non-employee directors vest on the one-year anniversary of the Grant Date. RSUs with performance conditions for employees vest on the one-year anniversary of the performance achievement date, assuming continued service from the employee during that period of time.

During the three and nine months ended September 30, 2025, the Company granted 110,401 and 2,867,409 RSU awards, respectively, containing time based vesting conditions to employees, non-employees, and non-employee directors. During the three and nine months ended September 30, 2024, the Company granted 35,100 and 358,200 RSU awards, respectively, containing time based vesting conditions to employees, non-employees, and non-employee directors.

During the three and nine months ending September 30, 2025, no RSU awards containing performance conditions were granted. During the three and nine months ended September 30, 2024, the Company granted 0 and 515,600 RSU awards containing performance and time based vesting conditions to employees, respectively. The performance conditions for the RSU awards granted in 2024 were achieved in 2024 and the RSUs will vest on the one-year anniversary of the achievement of the performance condition. As of September 30, 2025, the RSU awards containing performance conditions granted in 2024 had no remaining performance conditions.

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2025:

	Number of	Weighted-Average
	Restricted Stock Units	Grant Date Fair Value
Outstanding at December 31, 2024	1,172,964	$1.98
Granted	2,867,409	$0.66
Vested	(642,903)	$1.87
Forfeited	(745,288)	$0.69
Outstanding at September 30, 2025	2,652,182	$0.94

Equity-based Compensation Expense

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options and restricted stock units as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$307	$291	$948	$804
General and administrative	215	605	781	2,410
Total equity-based compensation	$522	$896	$1,729	$3,214

As of September 30, 2025, total future compensation expense related to unvested time-based awards yet to be recognized by the Company was $2,035, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.57 years. Total unrecognized compensation expense related to unvested performance-based awards was $51, which is expected to be recognized over a weighted-average remaining vesting period of approximately 0.22 years.

9. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	September 30,
	2025	2024
Options issued and outstanding	3,644,204	4,362,080
Restricted stock units issued and outstanding	2,652,182	1,204,348
Warrants issued and outstanding	514,500	—
Total	6,810,886	5,566,428

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

The table below is a summary of the segment loss, including significant segment expenses:

	Nine Months Ended September 30,
	2025	2024
Grant income	$13,407	$16,516
Less:
Clinical programs	16,486	22,312
R&D Personnel costs(1)	6,221	7,520
Preclinical programs	262	784
Manufacturing	1,901	1,926
Other research and development expenses	222	176
General and administrative expenses(2)	7,307	7,311
Equity-based compensation	1,729	3,214
Other segment items(3)	(577)	(598)
Segment and consolidated net loss	$(20,144)	$(26,129)

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of innovative, small molecule therapeutics targeting age-related degenerative diseases and disorders of the central nervous system (“CNS”) and retina. Currently available therapies for these diseases are limited, with few Alzheimer’s disease treatments, two approved treatments for geographic atrophy (“GA”) secondary to dry age-related macular degeneration (“dAMD”) and no approved treatments for dementia with Lewy bodies (“DLB”). Our goal is to develop disease-modifying treatments for people with these degenerative disorders by initially leveraging our expertise in the σ-2 (sigma-2) receptor (“S2R”), which is expressed by multiple cell types, including at neuronal synapses, and acts as a key regulator of cellular damage commonly associated with certain age-related degenerative diseases of the CNS and retina.

Our lead candidate for the treatment of age-related degenerative diseases is zervimesine (CT1812). Data indicate that zervimesine antagonizes the binding and toxicity of amyloid beta oligomers via targeting the S2R complex and represents a mechanism that is functionally distinct from other current approaches in clinical development for the treatment of degenerative diseases. Clinical results support this hypothesis, and our clinical trial findings provide evidence that the displacement of oligomers from synapses via zervimesine engagement with the S2R results in improved synapse function.

Top-line results from the Phase 2 COG0201 SHINE study were reported in July 2024 with additional data reported in October 2024. An end-of-Phase 2 meeting was conducted on July 9, 2025 to review the results of the SHINE study and Cognition’s proposed plan for a Phase 3 clinical program with the U.S. Food and Drug Administration (“FDA”). Formal minutes were provided by the FDA in August 2025 confirming our Phase 3 clinical program plan.

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

In the overall modified intent-to-treat population in SHINE, participants treated with once-daily oral zervimesine experienced less cognitive decline than those treated with placebo. As measured with ADAS-Cog 11, zervimesine-treated participants (pooled 100 mg and 300 mg) experienced a mean 38% slowing of decline at six months from baseline compared to placebo-treated participants. This difference did not achieve statistical significance. These results are comparable in magnitude to what was achieved with currently approved monoclonal antibody treatments, with the convenience of once-daily oral administration. There were consistent trends favoring zervimesine in other cognitive measures: ADAS-Cog 13, cognitive composite, mini-mental state exam, or MMSE; as well as in functional measures of activities of daily living (ADCS-ADL) and of clinical global impression of change (ADCS-CGIC).

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

In the above three Phase 2 studies, zervimesine was observed to be generally well tolerated. The average age of participants was approximately 75 years. Among the 238 participants treated with zervimesine, there were 23 incidents of transient treatment-emergent elevations in the liver function test (“LFT”) that were greater than 3xULN (9.6%) during the treatment period. Of these incidents, ten occurred in the SHINE study, nine in the SHIMMER study and four in the

MAGNIFY study. In these participants, the elevated liver enzymes subsided after cessation of drug with no evidence of permanent liver injury. Overall, adverse events (AEs) were well balanced between treatment and placebo arms; serious AEs occurred at a comparable or higher rate in placebo-treated participants than in those treated with zervimesine in the above studies. Twenty-eight zervimesine-treated (11.8%) and 11 placebo-treated (4.6%) participants discontinued from these studies due to treatment-emergent adverse events.

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

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging (the “NIA”), a division of the National Institutes of Health (the “NIH”), and proceeds from our initial public offering (the “IPO”), completed in October 2021, proceeds from our follow-on public offerings, sales of our common stock through our ATM (as defined below), sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity (“SAFE”) and stock option exercises. Since our inception, we have received approximately $176.7 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, IPO follow-on public offerings, registered direct offering in August 2025, at-the-market offerings, and equity line financing with Lincoln Park. As of September 30, 2025, we had cash, cash equivalents, and restricted cash equivalents of $39.8 million. As of September 30, 2025, we had approximately $36.3 million available from obligated NIA funds for applicable expenses to be incurred in the future.

On December 23, 2022, we entered into a sales agreement with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”), providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings (the “ATM”). For the nine months ended September 30, 2025, we sold 13,159,619 shares of common stock pursuant to the ATM for gross proceeds of approximately $8.6 million. As of September 30, 2025, we have approximately $13.3 million remaining in gross proceeds available for future issuances of common stock under the ATM.

On March 10, 2023, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Lincoln Park Purchase Agreement”). The Lincoln Park Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to direct Lincoln Park to purchase up to $35.0 million of shares of common stock at our sole discretion, over a 36-month period commencing on March 10, 2023. We filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-268992)

covering the resale of shares of common stock that are issued under the Lincoln Park Purchase Agreement. During the nine months ended September 30, 2025, we did not sell any shares of common stock to Lincoln Park. As of September 30, 2025, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement.

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

On August 29, 2025, we completed our registered direct offering, pursuant to which we issued and sold 14,700,000 shares of our common stock at an offering price of $2.05 per share. We received net proceeds of approximately $27.9 million, after deducting underwriting discounts, commissions, placement agent fees, and other offering related expenses payable by us. In connection with the registered direct offering, we agreed to pay the placement agent an aggregate cash fee of 7.0% of the gross proceeds raised from the sale and issuance of the shares of common stock minus certain expenses. We agreed to issue warrants to the placement agent to purchase up to 514,500 shares of common stock which have an exercisable price equal to $2.78 and will be exercisable commencing six months from the close of the registered direct offering with a term of five (5) years from the date of the Placement Agency Agreement.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants and donations received from government and other (non-government) parties. Grants awarded are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to CROs, research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of September 30, 2025, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203-START) study of zervimesine in patients with early-stage Alzheimer’s disease, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201-SHINE) study of zervimesine in patients with mild-to-moderate Alzheimer’s disease, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201-SHIMMER) study of zervimesine in patients with DLB.

Other Income, Net

Other income, net consists primarily of interest income from money market funds, offset partially by other fees such as costs incurred to establish financing opportunities.

Interest Expense

Interest expense primarily consists of interest expense related to the insurance premium financing arrangement with a lender.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating Expenses:
Research and development	$3,773	$11,392	$(7,619)
General and administrative	2,602	3,071	(469)
Total operating expenses	6,375	14,463	(8,088)
Loss from operations	(6,375)	(14,463)	8,088
Other income (expense):
Grant income	1,215	4,293	(3,078)
Other income, net	230	236	(6)
Interest expense	—	(3)	3
Total other income, net	1,445	4,526	(3,081)
Net loss	$(4,930)	$(9,937)	$5,007

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Clinical programs	$1,435	$7,977	$(6,542)
Personnel	1,555	2,591	(1,036)
Manufacturing	751	515	236
Preclinical programs	37	259	(222)
Other expense	(5)	50	(55)
	$3,773	$11,392	$(7,619)

Research and development expenses were $3.8 million for the three months ended September 30, 2025, compared to $11.4 million for the three months ended September 30, 2024. The decrease of approximately $7.6 million was primarily due to the following:

●	a decrease of $6.5 million in clinical programs primarily related to decreased Phase 2 trial activities with contract research organizations;
●	a decrease of $1.0 million in personnel costs related to reduced professional fees and headcount;
●	a decrease of $0.3 million in preclinical programs and other expense, primarily due to decreased research activities; and
●	an increase of $0.2 million in manufacturing related to higher costs with contract manufacturing organizations for the replenishment of clinical trial supply.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended September 30, 2025, compared to $3.1 million for the three months ended September 30, 2024. The change in general and administrative expenses was driven primarily by a decrease in equity-based compensation, which was partially offset by an increase in professional fees.

Other Income (Expense)

Grant Income

Grant income was $1.2 million for the three months ended September 30, 2025, compared to $4.3 million for the three months ended September 30, 2024. The change in grant income is correlated with the decrease in eligible reimbursable costs related to clinical trials incurred during 2025 as compared to 2024, offset partially by grant income recognized from the donation received.

Other Income, Net

Other income, net was $0.2 million for the three months ended September 30, 2025, compared to other income, net of $0.2 million for the three months ended September 30, 2024. The change in other income, net was insignificant period over period.

Interest Expense

Interest expense was less than $0.1 million for the three months ended September 30, 2025, compared to interest expense of less than $0.1 million for the three months ended September 30, 2024. Interest expense was not significant in either period.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Operating Expenses:
Research and development	$26,040	$33,522	$(7,482)
General and administrative	8,088	9,721	(1,633)
Total operating expenses	34,128	43,243	(9,115)
Loss from operations	(34,128)	(43,243)	9,115
Other income (expense):
Grant income	13,407	16,516	(3,109)
Other income, net	585	813	(228)
Interest expense	(8)	(20)	12
Loss on currency translation from liquidation of subsidiary	—	(195)	195
Total other income, net	13,984	17,114	(3,130)
Net loss	$(20,144)	$(26,129)	$5,985

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Clinical programs	$16,486	$22,312	$(5,826)
Personnel	7,169	8,324	(1,155)
Manufacturing	1,901	1,926	(25)
Preclinical programs	262	784	(522)
Other expense	222	176	46
Total research & development expenses	$26,040	$33,522	$(7,482)

Research and development expenses were $26.0 million for the nine months ended September 30, 2025, compared to $33.5 million for the nine months ended September 30, 2024. The decrease of $7.5 million was primarily due to the following:

●	a decrease of $5.8 million in clinical programs primarily related to decreased Phase 2 trial activities with contract research organizations;
●	a decrease of $1.2 million in personnel costs related to reduced professional fees and headcount; and
●	a decrease of $0.5 million in manufacturing, preclinical programs and other expense, primarily due to decreased research activities.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the nine months ended September 30, 2025, compared to $9.7 million for the nine months ended September 30, 2024. The change in general and administrative expenses was driven primarily by a decrease in equity-based compensation, which was partially offset by an increase in professional fees.

Other Income (Expense)

Grant Income

Grant income was $13.4 million for the nine months ended September 30, 2025, compared to $16.5 million for the nine months ended September 30, 2024. The change in grant income is correlated with the decrease in eligible reimbursable costs related to clinical trials incurred during 2025 as compared to 2024, offset partially by grant income recognized from the donation received.

Other Income, Net

Other income, net was $0.6 million for the nine months ended September 30, 2025, compared to other income, net of $0.8 million for the nine months ended September 30, 2024. The change in other income, net was insignificant period over period.

Interest Expense

Interest expense was less than $0.1 million for the nine months ended September 30, 2025, compared to interest expense of less than $0.1 million for the nine months ended September 30, 2024. Interest expense was not significant in either period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFE, stock option exercises, follow-on equity offerings, sales under our ATM and equity line financing, and our IPO. Since our inception, we have been awarded grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $176.7 million in net proceeds from sales of our equity securities, convertible notes and SAFE, stock option exercises, our ATM, our equity line financing with Lincoln Park, our IPO and our follow-on public offering. The net proceeds from our IPO, which closed on October 13, 2021, were approximately $44.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On November 15, 2022, we closed our follow-on public offering, selling 5,000,000 shares of our common stock at a public offering price of $1.20 per share. The net proceeds were approximately $5.2 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On December 23, 2022, we entered into a sales agreement with the Sales Agents, providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in ATM offerings. As of September 30, 2025, we sold 35,931,882 shares of common stock under the ATM for gross proceeds of approximately $26.7 million. As of September 30, 2025, there was $13.3 million of common stock remaining available for sale under the ATM. In addition, in March 2023, we entered into the Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), giving the Company the right, but not the obligation to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. As of September 30, 2025, we have sold 125,000 shares of common stock to Lincoln Park for proceeds of $0.2 million, as part of the equity line financing arrangement. As of September 30, 2025, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement. On March 14, 2024, we closed a follow-on public offering of 6,571,428 shares of our common stock at a public offering price of $1.75 per share. As part of the follow-on offering, the underwriters exercised their option to purchase 985,714 shares of our common stock on March 28, 2024, at a public offering price of $1.75 per share. The net proceeds were approximately $11.9 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On August 29, 2025, we completed the registered direct offering of 14,700,000 shares of our common stock at an offering price of $2.05 per share. As part of the registered direct offering, we agreed to issue warrants to the placement agent to purchase up to 514,500 shares of common stock which have an exercise price equal to $2.78. The net proceeds were approximately $27.9 million, after deducting underwriting discounts, commissions, placement agent fees, and other offering related expenses payable by us.

As of September 30, 2025, we had $39.8 million in cash, cash equivalents, and restricted cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, income from non-dilutive grants and donations, and net proceeds from our March 2024 follow-on public offering and August 2025 registered direct offering will be sufficient for us to fund our operating expenses and capital expenditures requirements into the second quarter of 2027, which assumes no usage from the remaining ATM nor the Lincoln Park Purchase Agreement. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities	$(21,151)	$(20,092)
Cash flows used in investing activities	—	(3)
Cash flows provided by financing activities	35,965	12,184
Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	$14,814	$(7,911)

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 was $21.2 million and $20.1 million, respectively. The change in cash used in operating activities of $1.1 million was driven by a decrease in net loss of $6.0 million, combined with a decrease of $5.4 million in operating assets and liabilities primarily related to an increase in grant receivables of $2.9 million, and a decrease in non-cash adjustments of $1.8 million primarily related to a decrease in equity-based compensation of $1.5 million.

Cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was zero and less than $0.1 million, respectively.

Cash provided by financing activities

Net cash provided by financing activities was $36.0 million and $12.2 million for the nine months ended September 30, 2025 and 2024, respectively. The change in net cash provided by financing activities is primarily related to net proceeds from the issuance of common stock in the registered direct offering in August 2025 of $27.9 million and net proceeds from the issuance of common stock under the ATM program of $8.3 million, as compared to the net proceeds of $11.9 million in our follow-on offering in March 2024 and net proceeds of $0.9 million under the ATM program.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2025 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations	$189	$174	$61	$—	$424
Other obligations	—	—	—	—	—
Total:	$189	$174	$61	$—	$424

In October 2023, we entered into an insurance premium financing arrangement with a lender whereby we financed $0.7 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from November 2023 through October 2024. As of December 31, 2024, there was no outstanding balance on the loan.

In October 2024, we entered into an insurance premium financing arrangement whereby we financed $0.4 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from November 2024 through July 2025. As of September 30, 2025, there was no outstanding balance on the loan.

In October 2025, we entered into an insurance premium financing arrangement whereby we financed $0.4 million of certain premiums at a 7.95% annual interest rate. Payments of less than $0.1 million are due monthly from November 2025 through August 2026.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2025.

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

Currently, federal agencies in the U.S. are operating under federal government shutdown due to expiration of the a continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal quarter ended September 30, 2025.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Cognition Therapeutics, Inc.	8-K	001-40886	3.1	10/14/2021
3.2	Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.	10-Q	001-40886	3.1	05/04/2023
3.3	Amendment to the Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.	10-K	001-40886	3.3	03/20/2025
4.1	Form of Placement Agent Warrant	8-K	001-40886	4.1	08/28/2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Cognition Therapeutics, Inc.

Date: November 6, 2025	By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ John Doyle
John Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)