Form 10-K
period 2025-12-31
COGNITION THERAPEUTICS INC
filed 2026-03-26
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates, as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $18,162,457. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock as of March 20, 2026, was 89,353,773.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Philadelphia, PA

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements including “we believe” or similar phrases reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements. These risks and uncertainties include, but are not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the clinical nature of our business and our ability to successfully and in a timely manner advance our current and future product candidates through our ongoing and future clinical trials, preclinical studies and development activities;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of our existing cash, cash equivalents and restricted cash equivalents, and the sufficiency of such resources to fund our planned operations;
●	the extent to which health epidemics and other outbreaks of communicable diseases, geopolitical turmoil, including the ongoing global and regional conflicts or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including our ongoing and future clinical trials, preclinical studies and development activities;
●	our dependence on the success of zervimesine (CT1812), our lead product candidate;
●	the novelty of our approach to targeting the σ-2 (sigma-2) receptor (“S2R”) complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to the novel nature of such approach;
●	the success of competing therapies that are or become available;
●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, preclinical studies and development activities;

●	our ability to obtain and maintain regulatory clearance of CT1812 for clinical trials under investigational new drug (“IND”) applications and any future IND applications for any of our other product candidates;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	risks associated with global political changes and global economic conditions, including inflation, tariffs, or uncertainty caused by political violence and unrest, including ongoing global and regional conflicts;
●	developments relating to our competitors and our industry; and
●	other risk and uncertainties, including those described in Part I, Item 1A “Risk Factors” in this Annual Report.

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

The United States Adopted Name (USAN) Council adopted zervimesine as the USAN for CT1812 in December 2024.

The Company’s initial focus was on the development of zervimesine for the treatment of AD. We believe our evidence demonstrates that zervimesine displaces Aβ oligomers from their neuronal receptors. Based on this mechanism, we believe zervimesine has the potential to slow the loss of synapses and cognitive decline observed in AD. The direct healthcare costs to care for patients with AD and other dementias in the United States is estimated to exceed $350 billion. Approximately 7 million people in the United States have been diagnosed with AD, and the World Health Organization estimates that AD affects as many as 35 million people globally.

Top-line results from the Company’s Phase 2 COG0201 (SHINE) study of zervimesine in mild-to-moderate AD were reported in 2024. Enrollment is ongoing in the COG0203 (START) Phase 2 study of zervimesine in patients with Mild Cognitive Impairment (MCI) and early-stage AD. We are conducting the START clinical trial in collaboration with the Alzheimer’s Clinical Trial Consortium, or ACTC, an NIA-funded clinical trials network designed to accelerate studies for therapeutics for AD and related dementias. Both studies are supported by grant awards totaling $110 million from the National Institute of Aging, or NIA, a division of the National Institutes of Health, or NIH.

The Company research also produced evidence that zervimesine prevents the binding of ɑ-synuclein to neurons, rescuing cellular function that is compromised in DLB. Based on this information, we conducted the Phase 2 COG1201 (SHIMMER) clinical trial in 130 adults with mild-to-moderate DLB, which concluded in 2024. Top-line results were presented in December 2024 and later at the International Lewy Body Dementia Conference (ILBDC) in January 2025. The trial was funded by a grant of approximately $30 million from the NIA.

Our clinical trials have been funded by approximately $171 million in cumulative grants awarded primarily by the NIA. As of October 15, 2025, approximately 782 subjects have received zervimesine in our clinical trials, including people with AD, DLB and dry age-related macular degeneration, or AMD. Zervimesine has continued to be generally well tolerated and has been granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for AD.

Based on proteomic evidence generated from the Company’s clinical programs in Alzheimer’s disease and supported by in vitro findings, the company initiated the Phase 2 COG2201 (MAGNIFY) clinical study of zervimesine for the treatment of geographic atrophy secondary to dry AMD. Based on favorable results from the AD and DLB programs, and a desire to conserve company resources, the MAGNIFY study was voluntarily concluded in January 2025 after approximately 100 participants were enrolled.

Recent Developments

In January 2026, the Company conducted a Type C meeting with the FDA, with a focus on identifying clinically meaningful endpoints for future DLB studies. Based on the FDA’s feedback and the strength of its Phase 2 results, the company plans to develop zervimesine for DLB psychosis. Cognition is planning to meet with the FDA Division of Psychiatry to discuss a DLB psychosis program and align on study design.

In December 2025, the last participant was enrolled in the COG0203 (START) Phase 2 study of zervimesine in patients with MCI and early-stage AD. Topline results are expected after all participants have completed 18 months of treatment.

In July 2025, the company conducted an end-of-Phase 2 meeting with the FDA to review results of the COG0201 (SHINE) study and discuss proposed plans for a Phase 3 program designed to support regulatory approval of zervimesine in this patient population. FDA concurred with the proposed plan to randomize participants to 100 mg of oral zervimesine or placebo daily for at least six months and to enrich the Phase 3 study population with AD patients who have lower plasma p-tau217 at screening. Cognition has received and is reviewing scientific advice from the European Medicines Agency (EMA) indicating a preference for a longer trial than was proposed.

In June 2025, the company initiated an expanded access program (EAP) for participants with DLB. Through this open-label EAP (COG1202), participants will be provided with 100 mg of oral zervimesine to take daily for approximately one year. The first participant was enrolled in June 2025 and the last in December 2025. The EAP enrolled 32 eligible participants who completed the Phase 2 SHIMMER study as well as additional patients with a diagnosis of mild-to-moderate DLB who met the criteria for this program.

Our Strategy

Our primary objective is to develop our lead product candidate, zervimesine. We want to leverage our understanding of zervimesine’s mechanism and its ability to regulate pathways and biological processes. The key elements of our strategy include:

●	Advance clinical development of our lead product candidate, zervimesine, in mild-to-moderate AD and earlier stages of the disease. Our lead product candidate, zervimesine, has progressed through Phase 2 clinical trials. Funding of trials to this point has come primarily from the NIA. We are evaluating zervimesine in earlier symptomatic stages of AD and MCI, which is a slight and noticeable measurable decline in cognitive abilities due to AD. Our COG0203 (START) clinical trial in patients with mild dementia associated with early-stage AD has been funded by a grant of approximately $81 million awarded by the NIA.
●	Prioritize development of zervimeinse for DLB psychosis. We intend to advance zervimesine for the treatment of DLB psychosis. Results from a 130-patient Phase 2 COG1201 (SHIMMER) study of zervimesine in patients with DLB showed efficacy signals across symptom domains. Notable treatment effects were observed in hallucinations and delusions, which are hallmark psychotic symptoms that affect a majority of DLB patients. The SHIMMER study was funded primarily through the NIA.
●	Expand our pipeline through internal development, in-licensing and acquisitions. We intend to leverage our expertise in drug development and business development to evaluate additional product candidates as well as bring forward novel chemical matter using libraries generated with our molecule generation and screening strategies. To achieve this objective, we may supplement our internal development initiatives through selective in-licensing arrangements, as well as investments in strategic collaborations, and partnerships which complement our initiatives.
●	Optimize the value of zervimesine in major markets. We currently retain all worldwide rights to zervimesine for all indications. We plan to develop and pursue approval of zervimesine in major markets. Where appropriate, we may use strategic collaborations or partnerships to accelerate development and maximize the commercial potential of our programs. We and our key opinion leaders believe zervimesine also can be used in combination with other therapeutics and thus may have many partnering opportunities.

●	Continue to pursue non-dilutive funding opportunities. The majority of our research and clinical efforts have been funded by approximately $171 million in cumulative grants awarded primarily by the NIA. We intend to continue our work with these research institutions and potentially expand to include pharmaceutical partners, advocacy organizations and others to seek additional non-dilutive funding for our clinical development when possible.

Zervimesine Programs

Neurodegenerative diseases including AD and DLB are defined by progressive degeneration of nerve cells, or neurons, which often leads to neuronal death, causing dementia, a progressive decline in memory, language, problem-solving and other cognitive functions, resulting in decreased quality of life and shorter life span. Two of the most common causes of dementia are AD and DLB.

Zervimesine is designed to stop the binding of Aβ and ɑ-synuclein oligomers to neuronal synapses, thereby protecting neurons from the toxic effects of these pathogenic protein species. We believe that zervimesine represents a functionally distinct and promising approach to synaptoprotective therapeutics where neurons remain viable and functional.

Indication	Study Identifier	NCT Number	Clinical Phase	Status	Key Findings
Alzheimer’s Disease (AD)
MCI-early	COG0203 (START)	NCT05531656	Phase 2	ongoing	545 participants with MCI or early AD. This study has completed enrollment.
mild-moderate	COG0201 (SHINE)	NCT03507790	Phase 2 (n=153)	complete	Participants treated with zervimesine experienced a cognitive benefit compared to placebo
mild-moderate	COG0202 (SEQUEL)	NCT04735536	Phase 2 (n=16)	complete	Participants treated with zervimesine exhibited improvement across prespecified EEG parameters
mild-moderate	COG0105 (SPARC)	NCT03493282	Phase 1 (n=23)	complete	Treatment with zervimesine was assessed using various imaging modalities, including PET imaging and volumetric MRI (vMRI)
mild-moderate	COG0104 (SNAP)	NCT03522129	Phase 1 (n=3)	complete	Confirmed preclinical findings showing an increase in Aβ oligomers in CSF, suggesting increased off-rate from receptors
Dementia with Lewy Bodies (DLB)
mild-moderate	COG1201 (SHIMMER)	NCT05225415	Phase 2 (n=130)	complete	Participants treated with zervimesine experienced benefits across behavioral, functional, cognitive and motor scales
mild-moderate	COG1202 (EAP)	NCT06961760	n/a	ongoing	Initially, the EAP will accommodate approximately 30 individuals with DLB. Currently, fully enrolled.
Geographic Atrophy Secondary to Dry AMD
GA	COG2201 (MAGNIFY)	NCT05893537	Phase 2 (n=100)	concluded	Participants treated with zervimesine experienced slower growth of their GA lesions over the course of the study

Alzheimer’s Disease (AD)

Zervimesine was designed to displace Aβ oligomers bound to neuronal receptors at synapses, a new and differentiated mechanism of action. In our preclinical studies, zervimesine has demonstrated the potential to protect synapses, facilitate their restoration and improve cognitive performance.

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

Currently Approved AD Therapeutics

Only two FDA-approved disease-modifying therapeutic options for AD are currently available in the United States: Eisai’s Leqembi (lecanemab), which received complete approval in July 2023; and Eli Lilly’s Kisunla (donanemab), which was approved in July 2024. Both are approved for the treatment of people with MCI or mild Alzheimer’s disease (MMSE between 22 and 30). Biogen’s Aduhelm (aducanumab) was approved in July 2021 but was discontinued in January 2024. Leqembi and Kisunla are monoclonal antibodies administered via infusion designed to slow the progression of cognitive decline by reducing Aβ plaques and protofibrils. They represent approaches that are distinct from our small-molecule approach of blocking the binding of Aβ oligomers to synapses.

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

Scientific evidence has demonstrated that Aβ oligomers, formed over time through the buildup of Aβ, bind to specific parts of the synaptic structure and interfere with the normal process of memory formation. This ligand-like activity confers to Aβ oligomers potent synaptotoxic activity. In response, the neuron dismantles and resorbs the synaptic structure to prevent its abnormal function from interfering with what remains of the normal circuit behavior. If a large enough number of synapses are lost, the neuron dies.

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

Zervimesine’s Mechanism of Action Prevents Binding of Aβ Oligomers

Zervimesine, our proprietary product candidate employs a novel and fundamentally different mechanism compared to other approved or experimental treatments, which facilitates removal of neurotoxic Aβ oligomers through alteration of S2R activity. Experimental evidence suggests that Aβ oligomers likely occupy binding sites contiguous to the S2R complex. The preferential binding of zervimesine to the S2R complex produces changes that alter the binding affinity of Aβ oligomers to their targets. Zervimesine binding to the S2R complex is hypothesized to modulate the conformation of the S2R complex, which in turn allosterically alters the oligomer receptors causing displacement of Aβ oligomers from the neurons and neuronal synapse. Displaced Aβ oligomers are less able to rebind as long as threshold concentrations of zervimesine are present and are rapidly removed from the synapse. Based on our preclinical studies, we believe that zervimesine not only prevents binding of Aβ oligomers, displacing them from neuronal synapses, but also slows Aβ oligomer-induced loss of synapses and restores synaptic activity, which may reverse downstream synaptotoxic effects.

Zervimesine Clinical Results in AD

We have completed multiple clinical trial evaluations of zervimesine, in both healthy volunteers and patients with mild-to-moderate AD, and have one clinical trial (START) ongoing  in patients with MCI or early AD. The clinical trials we have conducted to date have enabled us to evaluate the safety profile of zervimesine; validate its mechanism through proof-of-concept trials; assess clinical efficacy signals; and identify predictive biomarkers of treatment response. The following is the status of our completed and ongoing clinical trials.

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

A prespecified analysis conducted on SHINE results identified plasma p-tau217 as a biomarker that may predict which mild-to-moderate AD patients are likely to respond to zervimesine treatment. Participants treated with zervimesine (pooled 100 mg and 300 mg) who had baseline levels of plasma p-tau217 below the median of 1.0 pg/mL experienced a 95% reduction of cognitive decline at week 26 as measured by ADAS-Cog 11 relative to placebo-treated participants. Importantly, this treatment response was observed in participants with below-median p-tau217 levels regardless of their MMSE scores. Zervimesine was shown to slow cognitive deterioration in people with mild (MMSE 22-26) or moderate (MMSE 18-21) Alzheimer’s disease by 129% and 91%, respectively. We believe p-tau217 is an important biomarker that has shown the ability to distinguish Alzheimer’s disease from other neurodegenerative disorders with a high degree of accuracy compared to other available biomarkers.

In the overall modified intent-to-treat, or mITT, population in SHINE, participants treated with once-daily oral zervimesine experienced less cognitive decline than those treated with placebo. As measured with ADAS-Cog 11, zervimesine-treated participants (pooled 100 mg and 300 mg) experienced a mean 38% slowing of decline at six months versus baseline compared to placebo-treated. There were consistent trends favoring zervimesine in other cognitive measures: ADAS-Cog 13, cognitive composite, MMSE; as well as in functional measures of activities of daily living (ADCS-ADL) and of clinical global impression of change (ADCS-CGIC). No discontinuations due to AEs occurred in the 100 mg zervimesine group. At the 300 mg dose, ten participants (nine at scheduled visits and one at an unscheduled visit) experienced treatment-emergent liver enzyme test (“LFT”) increases (greater than 3xULN) that subsided after cessation of drug without evidence of serious liver injury. There were no LFT elevations observed in the 100 mg dose.

Proteomic measurements were also performed on cerebrospinal fluid (CSF) and plasma (see below tables) from these patients, from which we have comprehensive datasets of whole proteome changes observed in AD patients given zervimesine versus placebo for six months. From this, we identified product candidate pharmacodynamic biomarkers that could reflect processes of target engagement, pathway engagement and/or early disease modification.

COG0203 — Phase 2 START Clinical Trial

Our COG0203 study, referred to as START, is a randomized, double-blind, placebo-controlled Phase 2 clinical trial that has enrolled 545 patients with MCI or early-stage AD. The Clinical Dementia Rating Scale Sum of Boxes, or CDR-SB, will be used to measure changes in the participants’ rates of cognitive and functional decline. At the time of enrollment, eligible participants had MCI due to AD or mild AD as well as elevated levels of Aβ as determined by PET imaging or as measured in CSF. The trial is being conducted in collaboration with ACTC at 45 sites including research sites associated with the consortium, as well as other qualified sites that are not part of the consortium. Patients have been randomized to receive zervimesine or placebo for 18 months. In addition to a battery of cognitive and functional measures, we intend to use a variety of biomarkers to measure target engagement and assess changes in neurodegeneration and disease progression. We have been awarded a grant of approximately $81 million from the NIA to fund this trial.

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

Seventeen patients completed the study protocol, eleven in the zervimesine arm (six in the 100 mg cohort; five in the 300 mg cohort) and six in the placebo arm. Zervimesine was generally well tolerated with similar adverse event rates across treatment arms. Most adverse events were mild or moderate in severity with no deaths and no treatment-related SAEs reported. We observed mild and transient elevations of liver enzymes without any other indications of liver injury in two patients in the 300 mg group. The patients were discontinued from the study and the liver enzyme levels returned to normal.

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

Zervimesine was generally well tolerated in the COG0102 study. All AEs were mild or moderate. Some of the participants in the highest dose group experienced lymphocytopenia or elevated liver enzymes. These laboratory abnormalities resolved in most patients with continued dosing of zervimesine. One trial participant was discontinued from zervimesine prior to study completion because of elevated liver enzymes with subsequent resolution of this abnormality. Lymphocytopenia or elevated liver enzymes were not observed in either the 90 mg or 280 mg dosing cohorts. There were no SAEs.

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

This trial demonstrated that administration of zervimesine in single doses of up to 1,120 mg, administered once, as well as up to 840 mg of zervimesine dosed for 14 consecutive days was generally well tolerated. Significantly, zervimesine concentrations detected in the CSF correlated to an estimated receptor occupancy in the brain of greater than 80%. There was one SAE in the multiple-dose portion of the study that was deemed unrelated to study drug. There were no SAEs related to the product candidate or TEAEs leading to withdrawal from the study.

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

Zervimesine restored functional capabilities in a mouse model of AD

Dementia with Lewy Bodies (DLB)

We have conducted preclinical studies of compounds in our library, including zervimesine, to explore their potential to rescue the biological processes that are impaired in synucleinopathies. Substantial cellular and clinical biomarker evidence demonstrate that zervimesine may have a beneficial impact on the pathways impaired in synucleinopathies. Supportive preclinical evidence shows that zervimesine prevents the binding of ɑ-synuclein oligomers to neurons. These ɑ-synuclein oligomers have been linked to the progression of Parkinson’s disease and DLB. Additionally, human genetic evidence has linked SNCA, the gene encoding α-synuclein, to the pathology of synucleinopathies.

An Overview of DLB and DLB Psychosis

DLB is the second most common cause of dementia. The abnormal accumulation of the protein α-synuclein into fibrils, the primary component of the Lewy bodies within brain neurons, is characteristic of DLB. Increasing evidence suggests that α-synuclein oligomers disrupt key cellular processes including autophagy and elicit neuronal dysfunction and loss of synapses.

DLB is challenging to diagnose as it shares many symptoms with Alzheimer’s and Parkinson’s diseases. DLB is referred to as a “whole-body” disease, as it disrupts biological processes affecting autonomic, digestive, cognitive, behavioral, psychotic, and motor systems. Varied initial symptoms may include day-to-day fluctuations in alertness level, hallucinations, delusions, movement disorders and REM sleep disorder (acting out dreams while sleeping). In the United States, an estimated 1.4 million are diagnosed with DLB. According to the Lewy Body Dementia Association, the direct healthcare costs for patients with DLB are estimated to be approximately $31 billion per year.

According to a 2025 survey, clinicians, DLB patients, and their care partners ranked behavioral and psychotic symptoms, and activities of daily living among DLB’s most burdensome symptoms. As many as 80% of patients with DLB will experience psychosis, which impedes daily activities, contributes to higher healthcare costs, and often leads to institutionalization. While antipsychotics are available for other conditions, none are approved for use in DLB patients. In fact, many traditional antipsychotics, such as haloperidol, are contraindicated in patients with DLB, who may exhibit severe parkinsonism, sedation, and immobility in response to these medications.

Limitations of Current Treatments

There are no currently approved disease-modifying therapeutics for DLB. Most products that are approved for psychosis in other populations modulate dopamine and are contraindicated in patients with DLB. Other products exist that can provide meaningful relief for non-psychotic symptoms of DLB, such as attention and sleep disruption, but they have significant side effect risks. For this reason, neurologists have no treatment options for the majority of DLB patients, who experience these debilitiating symptoms. In addition, because they fail to address the underlying disease progression, they gradually lose their effectiveness over time in treating the symptoms of the disease.

Rationale for Zervimesine in the Treatment of DLB

The protein α-synuclein is primarily found in neural tissue and plays a role in neurotransmission. In DLB, α-synuclein builds up in brain cells and forms oligomers that saturably bind to neurons where they impair critical cellular processes, causing synaptic dysfunction. Our decision to pursue the treatment of synucleinopathies with zervimesine is based on internal and third-party data, indicating that zervimesine can prevent the binding of synuclein oligomers. Further evidence indicates that the S2R components PGRMC1 and TMEM97 regulate cell pathways known to be impaired in synucleinopathies, such as autophagy, vesicle trafficking and lipid synthesis; α-synuclein oligomers bind directly to PGRMC1; and synucleinopathies share certain mechanistic similarities with AD, including pathologies related to aberrant oligomeric protein formations.

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

In vitro analysis further illustrates the impact of α-synuclein oligomers on membrane trafficking. Oligomers of α-synuclein were found to inhibit intracellular vesicle trafficking, illustrating their toxicity. Results from this analysis show that oligomers inhibited trafficking significantly more than monomer, corresponding to a measurable four-fold difference in potency as measured by EC50 (middle figure below). The addition of zervimesine was observed to reverse the membrane trafficking deficit related to the presence of α-synuclein oligomer, while having no effect on membrane activity when dosed in its absence.

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

The study met its primary endpoint of safety and tolerability. Zervimesine-treated DLB patients scored an average of 86% better than placebo-treated patients on the neuropsychiatric inventory (NPI-12) at the end of the study. This tool describes the frequency and severity of 12 behavioral symptoms including hallucinations, delusions and anxiety.  Compared to placebo-treated participants, those treated with zervimesine performed an average of 52% better on the ADCS-ADL scale, a measure of activities of daily living; an average of 91% better on the CAF, a measure of cognitive fluctuations; an average of 62% better on the Unified Parkinson's Disease Rating Scale (UPDRS) Part III, a measure of motor function such as gait, balance, and tremor.

COG1202 - Expanded Access Program

The COG1202 expanded access program is an open-label program for eligible SHIMMER participants who completed the Phase 2 study as well as additional patients with a diagnosis of mild-to-moderate DLB who meet the enrollment criteria. Each of the individuals enrolled in the program are being treated with 100 mg of oral zervimesine daily for up to one year. The program is supported by a donation from the family of a participant in the Phase 2 SHIMMER study. The first participant was enrolled in COG1202 in July 2025 and enrollment concluded in December 2025.

Other Initiatives

Zervimesine and other chemical structures in our pipeline originate from a screening technique developed by Cognition’s founding scientists. This screening technique relies on the use of mature primary neuronal cultures designed to replicate the mature brain and provide information-rich measurements indicative of normal brain function.

Cognition has generated proprietary small molecule libraries derived from natural chemical scaffolds through a proprietary process which we refer to as conditioned extraction. Conditioned extraction was pioneered by a cofounder and allows us to eliminate undesirable properties of well-characterized, biologically active compounds sourced from natural products, while retaining their biological activity. The resulting molecular configurations are then subjected to proprietary functional in vitro screening using the mature primary neuronal cultures.

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

Topline results from the MAGNIFY study show zervimesine treatment slowed GA lesion growth rates, as measured by slope analysis, by 29% compared to placebo. The mean change in lesion area, as measured by fundus autofluorescence (FAF), compared to baseline was 28% less for zervimesine-treated participants than for placebo. A post-hoc segment analysis shows (see below figure) that the reduction in lesion growth increases with length of exposure, from 12.2% between baseline and 6 months to 52.7% between 12 and 18 months.

Zervimesine was generally well tolerated in the MAGNIFY study. There were no conversions to neovascular AMD, as have been reported with approved complement inhibitors. There were five instances of treatment-emergent liver enzyme test (“LFT”) increases (greater than 3xULN) that subsided after cessation of drug without evidence of serious liver injury. Four discontinuations due to AEs occurred in the zervimesine group and three in the placebo group. No serious AEs were considered related to study drug.

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

Grant Funding

Historically, we have sought grant funding to strategically advance our programs. To date, we have secured non-dilutive funds from the NIA, the Michael J. Fox Foundation and other groups to pursue our commonly aligned interests of developing therapeutics for neurodegenerative disorders. The company has been awarded $171 million in cumulative grants for the advancement of our pipeline programs. As of December 31, 2025, we had approximately $35.7 million available from NIA funds for applicable expenses to be incurred in the future.

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

Company Owned Intellectual Property

As of March 1, 2026, our intellectual property portfolio contained ten issued U.S. patents, forty five issued foreign patents as well as five pending U.S. provisional applications, three pending U.S. patent applications, one pending Patent Cooperation Treaty applications and forty five foreign pending patent applications directed to the composition of matter of, pharmaceutical compositions of, methods of use of, and methods for selecting subsets of patients for treatment with our chemical structures, including our lead zervimesine. Our current issued patents relating to zervimesine are projected to begin to expire no earlier than 2035, with the composition of matter patent covering zervimesine set to naturally expire in 2035, subject to adjustment or extension of patent term available in a particular jurisdiction. We will likely be awarded Patent Term Extension, or PTE, when zervimesine is approved as a New Chemical Entity, or NCE, that will extend the term of the zervimesine composition of matter patent by up to five years, and we anticipate pursuing additional patents to further protect zervimesine and to further extend the patent term associated with zervimesine. We expect to file additional patent applications in support of current and new product candidates as well as new platform and core technologies.

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

The first of these patent families is directed to compositions of matter of zervimesine, pharmaceutical compositions of zervimesine, methods of using zervimesine for inhibiting amyloid beta effects on a neuronal cell, and methods of using zervimesine to treat AD, and we are the exclusive owner of this patent family in the United States and certain foreign jurisdictions, including Australia, Brazil, Canada, China, the European Union, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and South Africa. As of March 1, 2026, this patent family includes granted patents claiming composition of matter of zervimesine, pharmaceutical compositions of zervimesine, methods of using zervimesine for inhibiting amyloid beta effects on a neuronal cell, and methods of using zervimesine to treat AD in the United States (three patents), Australia, Brazil, China, the European Union, Hong Kong, India, Israel, Japan, New Zealand, Mexico, South Korea, Russia and South Africa. This patent family also includes a pending U.S. patent application and pending application in the European Union. This patent family has a natural expiration date in 2035 subject to any adjustment or extension of patent term that may be available in in a particular jurisdiction such as PTE following approval of the New Drug Application, or NDA, in the United States or extension of patent term via a Supplementary Protection Certificate, or SPC, following EMEA marketing authorization. Upon approval of the NDA for zervimesine in the United States, the patents in this family claiming compositions of matter of zervimesine, pharmaceutical compositions of zervimesine, and methods of using zervimesine for inhibiting amyloid beta effects on a neuronal cell, and methods of using zervimesine to treat AD will be eligible to be listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. These patents complement the regulatory exclusivity by providing the basis for an additional waiting period prior to the FDA’s   approval of an abbreviated new drug application, or ANDA, or 505(b)(2) applicant. If  an ANDA or 505(b)(2) applicant were to file its application referencing the NDA for zervimesine before expiration of our composition of matter, pharmaceutical composition, and method of use patents and the applicant asserted that our patents identified on the Orange Book to be invalid or not be infringed, it may be subject to additional waiting periods prior to the FDA’s approval (including a statutory 30-month stay if we sue for infringement, or a shorter period if the patent expires or there are certain settlements or judicial decisions in the patent litigation, starting at the end of the five-year NCE regulatory exclusivity period).

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

Employees and Human Capital Resources

As of March 1, 2026, we had 14 employees, 14 of whom were full-time and 8 of whom were engaged in research and development activities. Four of our employees hold Ph.D. or M.D. degrees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

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

The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. During 2025, the Company took proactive steps to enhance and improve our policies related to employee welfare and engagement.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the finished drug product. In addition, appropriate packaging must be selected and tested, and stability studies conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on its ClinicalTrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government.

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational products for patients who may benefit from investigational therapies. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND application.

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, a sponsor must make its expanded access policy publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial; or 15 days after the investigational drug or biologic receives fast track, breakthrough or regenerative medicine advanced therapy designation.

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

Department of Health and Human Services, the U.S. Department of Justice, individual U.S. Attorney offices within the Department of Justice, and state and local governments. These laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arranging for or recommending the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the U.S. civil False Claims Act (which can be enforced through “qui tam,” or whistleblower actions, by private citizens on behalf of the federal government), prohibits any person from, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the U.S. federal government;
●	U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the U.S. federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	state laws and regulations, including state anti-kickback and false claims laws, that may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payer, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and
●	the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments made in the preceding calendar year and other transfers of value provided to physicians, other licensed healthcare practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and related services. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Third-party payors may also impose prior authorization requirements, step-therapy protocols, quantity limits, restrictive formularies or preferential tiering for lower-cost therapies, which may delay, limit or prevent patient access to newly approved products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not    to cover a product could reduce physician usage and patient demand for the product.

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

The Inflation Reduction Act of 2022, or IRA, introduced significant drug pricing reforms that affect Medicare Parts B and D, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services requiring manufacturers of certain selected drugs to charge a negotiated “maximum fair price” or pay an excise tax for noncompliance, the imposition of inflation-based rebate obligations for certain drugs payable under Medicare Parts B and D, and new manufacturer discount obligations under Medicare Part D. The IRA also capped annual out-of-pocket drug costs for Medicare beneficiaries and redesigned the Medicare Part D benefit, shifting greater financial liability to manufacturers. Certain provisions of the IRA are being implemented on a phased basis, and substantial penalties may apply for noncompliance. The ultimate effect of the IRA on our business and the pharmaceutical industry remains uncertain.

There has also been increasing focus on international reference pricing and most-favored-nation , or MFN, pricing models for prescription drugs. On April 15, 2025, President Trump issued Executive Order 14273 directing the federal government to pursue measures to reduce prescription drug prices, including eliminating the so-called “pill penalty” under the IRA. On May 12, 2025, President Trump issued Executive Order 14297 directing the Secretary of Health and Human Services to establish and communicate MFN price targets and to pursue rulemaking to impose MFN-based pricing if sufficient progress is not achieved, while also supporting direct-to-patient sales models for manufacturers meeting such targets.

In December 2025, CMS proposed alternative payment models incorporating MFN pricing principles, including the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B and the Guarding U.S. Medicare Against Rising Drug Costs Model for Medicare Part D, which would require manufacturers of certain drugs to pay additional rebates based on international reference pricing benchmarks. CMS also introduced the GENErating cost Reductions for U.S. Medicaid Model, a voluntary MFN-based framework applicable to Medicaid. These proposals are expected to face legal challenges, and their timing, scope and impact on pricing and reimbursement remain uncertain.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses were $23.5 million and $34.0 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $198.6 million.

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

We commenced operations in 2007, and our operations to date have been largely focused on developing our clinical and preclinical product candidates and our NICE screening platform. We have limited experience conducting and completing clinical trials and have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

As of December 31, 2025, we had 37.0 million in cash, cash equivalents, and restricted cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash, cash equivalents and restricted cash, income from our non-dilutive grants, will be sufficient for us to fund our operating expenses and capital expenditures requirements through the second quarter of 2027. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, progress, costs and results of our ongoing and planned clinical trials of zervimesine, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to supply chain disruptions or other delays;
●	the scope, progress, costs and results of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
●	the extent to which we develop, in-license or acquire other product candidates and technologies;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance them through preclinical and clinical development;
●	the availability, timing and receipt of any future non-dilutive grants from the NIA, or NIA Grants, or any changes made to existing grants as a result of political or regulatory pressures;
●	the number and development requirements of other product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to establish collaborations to commercialize zervimesine or any of our other product candidates outside the United States;
●	macroeconomic factors such as inflationary pressures, rising interest rates, liquidity constraints, tariffs and other trade disputes, failures and instability in U.S. and international financial banking systems, supply disruptions due to political unrest, conflict and war or other factors, and pandemics such as the COVID-19 pandemic;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the additional costs we may incur as a result of operating as a public company, including our efforts to enhance operational systems and hire additional personnel, including enhanced internal controls over financial reporting.

We believe our existing cash and cash equivalents and income from our non-dilutive grants will not be sufficient to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of zervimesine and our product candidates. If we receive regulatory approval for any of these product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. In addition to our existing cash and cash equivalents and income from our non-dilutive grants. In December 2025, we entered into a sales agreement with Jefferies LLC, or the Sales Agent, providing for the offering, issuance and sale by us of up to $75 million of our common stock from time to time in “at-the-market” offerings, or the 2025 ATM. There can be no assurance that we will be able to sell all of the shares under the 2025 ATM. There can be no assurances of our traded price per share and volumes being at sufficient levels to provide adequate funding from the 2025 ATM. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by recent volatility in the equity markets in the United States and worldwide. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials which could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials or require that we submit additional data or information before allowing a clinical trial to be initiated or continue;

●	clinical studies of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls or be unable to provide us with sufficient product supply to conduct and complete preclinical studies or clinical trials of our product candidates in a timely manner, or at all;

●	we or our investigators might have to suspend or terminate clinical trials or expanded access of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our product candidates may be greater than we anticipate;

●	the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates may be insufficient or inadequate;

●	regulators may revise the requirements for approving our product candidates or such requirements may not be as we anticipate; and

●	any future collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

Adverse events or other undesirable side effects caused by our product candidates or related to procedures conducted as part of the clinical trials or expanded access could cause us or regulatory authorities to interrupt, delay or halt clinical trials or expanded access and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our planned clinical trials or learnings through our ongoing expanded access program for zervimesine in DLB patients could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted or the data safety monitoring board, or DSMB, could suspend or terminate our clinical trials or expanded access or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, top-line, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain Phase 2 clinical trials of zervimesine targeting mild-to-moderate AD and DLB, we do not know whether zervimesine will perform in future clinical trials as it has performed in these prior trials. The positive results we have observed for zervimesine in past clinical trials may not be predictive of our ongoing and future clinical trials in humans. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. In addition, changes to the design of our current or future clinical trials may be necessary if there are new developments in the field of Alzheimer’s or DLB research. A number of companies in the biopharmaceutical, pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.

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

Efforts by biopharmaceutical and pharmaceutical companies in treating AD and DLB have seen limited success in drug development. Several disease-modifying therapeutic options have been approved by the FDA for AD, and none have been approved for DLB. Specifically, Biogen’s Aduhelm received accelerated approval on June 7, 2021 (and was later discontinued in January 2024); the FDA granted accelerated approval to Eisai’s Leqembi on January 6, 2023; and Eli Lilly’s Kisunla was approved in July 2024. Leqembi and Kisunla are monoclonal antibodies administered via infusion reported to reduce Aβ plaques and protofibrils. We cannot be certain that our oral, small-molecule approach will lead to the development of approvable or marketable products. Leqembi and Kisunla are  the only currently marketed drugs approved by the FDA to treat patients with AD. As a result, the FDA has a limited set of products to rely on in evaluating zervimesine. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of zervimesine for the treatment of AD or DLB.

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

The FDA granted zervimesine Fast Track designation in October 2017 for the treatment of mild-to-moderate AD, and, in the future, we may seek Fast Track designation for other of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Fast Track designation may not result in a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many small molecule product candidates that have received Fast Track designation have failed to obtain marketing approval.

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

●	the data are applicable to the U.S. population and U.S. medical practice;

●	the trials were performed by clinical investigators of recognized competence, or in line with GCP requirements; and

●	the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

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

As of March 1, 2026, we had 14 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize zervimesine, our lead product candidate, or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth and we expect will lead to increasing costs. Our need to effectively execute our growth strategy requires that we:

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

We have in the past experienced threats related to our data and systems, including phishing attacks, and we will in the future experience such threats and cybersecurity incidents. While we have implemented security measures designed to protect our data security and information technology systems and infrastructure, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity and other harm to our business and our competitive position. If such an event were to occur, it could result in legal claims or proceedings, liability or financial loss under laws that protect the privacy of personal information, damage to our reputation, and interruptions in our operations, which could result in a material disruption of our product development programs. For example, the loss or misappropriation of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any security compromise affecting us, our partners or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny.

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

We are subject to or affected by federal, state and foreign data protection laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, or HITECH, state data breach notification laws, state privacy and health information privacy laws and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, which govern the collection, use, disclosure and protection of health-related and other personal information, may apply to our operations and the operations of any future collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH, and other privacy and data security laws. Depending on the facts and circumstances, we could be subject to significant administrative, civil and criminal penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Further, 20 states have now passed comprehensive privacy laws and regulations. For example, California enacted the California Consumer Privacy Act, or CCPA, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, enforcement by the state Attorney General and by a dedicated agency called CapPrivacy, and a private right of action for data breaches. Similar privacy laws have been proposed at the federal level and in other states, Creating a complicated national patchwork. Furthermre, some states have proposed or enacted legislation specifically focused on health privacy, such as Washington’s My Health My Data Act, with similar statutes in Nevada and Connecticut. The effects of state privacy laws are significant and may require us to modify our data processing practies and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

Foreign data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, and its United Kingdom equivalent, also apply to health-related and other personal information of data subjects in the European Union and the United Kingdom. Companies that must comply with the GDPR face increased compliance obligations and risk, including robust regulatory enforcement of data protection requirements as well as potential fines for noncompliance of up to €20 million or 4% of annual global revenue of the noncompliance company, whichever is greater. The GDPR and UK GDPR impose numerous requirements for the collection, use, storage and disclosure of personal information of European Union or United Kingdom data subjects, including requirements relating to providing notice to and obtaining consent from data subjects, personal data breach notification, cross-border transfers of personal information, and honoring and providing for the rights of European Union or United Kingdom individuals in relation to their personal information, including the right to access, correct and delete their data.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to countries whose privacy laws it believes are inadequate, including the United States in certain circumstances, unless a derogation exists or adequate international transfer safeguards are put in place (for example, the European Commission-approved Standard Contractual Clauses and the UK International Data Transfer Agreement/Addendum) and transfer impact assessments are carried out. Further, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025 rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations are punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. If we are unable to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and imposition of injunctions against our processing or transferring of personal data necessary to operate our business.

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

The use of new and evolving technologies, such as artificial intelligence, in our business may result in risks and challenges that can impact our business, including by posing security and other risks to our confidential and/or proprietary information, including personal information.

We may use and integrate artificial intelligence (AI) into our business processes, and this innovation presents risks and challenges that could affect its adoption and, therefore, our business. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development, and compliance in this area. This includes the EU’s Artificial Intelligence Act, as well as a complex and uncertain regulatory environment in the U.S, where several states, including Colorado and California, passed laws that regulate various facets of AI, some of which have taken effect and will continue to take effect through 2026 and beyond. In addition, there continues to be uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. In the future, if we develop or use AI systems that are governed by the EU AI Act or any other AI legislation in effect, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. However, while certain research, development and commercialization activities may be protected by the safe harbor provision of the Hatch-Waxman Act, other activities may subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.

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

We do not currently have, nor do we plan to build or acquire the infrastructure or internal capability to manufacture supplies of our product candidates or the materials necessary to produce our product candidates for use in conducting our preclinical studies, non-clinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our product candidates on a preclinical, clinical or commercial scale. The facilities used by our contract manufacturers to manufacture our product candidates are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not control the manufacturing processes of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on their manufacturing facilities for the manufacture of our product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds these facilities inadequate for the manufacture of our product candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which we may not be able to do on reasonable terms, if at all, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

In addition, to manufacture our product candidates in the quantities we believe would be required to meet anticipated market demand, our third-party manufacturers would likely need to increase manufacturing capacity and we may need to secure alternative sources of commercial supply, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither, we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all. If our manufacturers or we are unable to purchase the raw materials necessary for the manufacture of our product candidates on acceptable terms, at sufficient quality levels or in adequate quantities, if at all, the commercial launch of our product candidates, if approved, would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of such product candidates, if approved.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development of product candidates for the treatment of the diseases and disorders for which we have research and development programs, including AD, PD and DLB. Companies developing therapeutics for similar indications include large companies with significant financial resources, such as AbbVie, AstraZeneca, Biogen, Celgene (as acquired by Bristol Myers Squibb), Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Novartis, Pfizer, Roche, Sanofi and Takeda. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other foreign jurisdictions have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amounts that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products, and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

For additional information regarding coverage, reimbursement and pricing regulation, see “Business—Government Regulation—Coverage and Reimbursement.”

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription products. In recent years, Congress has considered reductions in Medicare reimbursement levels for products administered by physicians. The Centers for Medicare & Medicaid Services, or CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some products. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers. For a description of the legislative and regulatory changes affecting healthcare reform, drug pricing and reimbursement, see “Business—Government Regulation—Healthcare Reform.”

We cannot predict the likelihood, timing or scope of future healthcare reform initiatives or how such initiatives may be implemented or interpreted. Changes to the Affordable Care Act, the Inflation Reduction Act, Medicare and Medicaid programs, MFN-based pricing initiatives, or other healthcare reform measures could adversely affect our ability to successfully commercialize our product candidates, if approved, or to do so at prices that allow us to achieve profitability.

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

Our activities are, and if we obtain regulatory approval and commercialize our product candidates, will be, subject to a broad array of federal, state and foreign healthcare laws and regulations governing, among other things, interactions with healthcare professionals and institutions, clinical research, sales and marketing practices, pricing and reimbursement, transparency reporting, and the handling of healthcare and personal data. These laws are complex, subject to evolving interpretation and enforcement, and are administered by multiple governmental authorities. For a more detailed discussion of these requirement, see the section entitled “Business—Government Regulation—Other Healthcare Laws.”

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect our business and our financial condition. For example, under Section 174 of the IRC, in taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. and may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31 2024. In recent years, many such changes have been made and changes are likely to continue to occur in the future. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations. We are unable to predict whether such changes will occur and, if so, the ultimate impact on our business.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the executive breach, or any current or future administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Risks Related to Our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock began trading on the Nasdaq Global Market on October 8, 2021 and was transferred to a listing on Nasdaq Capital Market on March 14, 2025; since its initial listing, our stock has traded at prices as low as $0.22 per share and as high as $13.80 per share through March 20, 2026. In particular, the trading prices for biopharmaceutical companies have been highly volatile. These factors include those discussed in this “Risk Factors” section and others such as:

●	the commencement, enrollment, or results of our current and future preclinical studies and clinical trials, and the results of trials of our competitors or those of other companies in our market sector;
●	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
●	regulatory developments in the United States and foreign countries;
●	changes in the structure of healthcare payment systems, especially in light of current reforms to the United States healthcare system;
●	the success or failure of our efforts to acquire, license, or develop additional product candidates;

●	innovations or new products developed by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	manufacturing, supply or distribution delays or shortages;
●	any changes to our relationship with manufacturers, suppliers, licensors, future collaborators, or other strategic partners;
●	achievement of expected product sales and profitability;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
●	trading volume of our common stock;
●	an inability to obtain additional funding;
●	sales of our stock by insiders and stockholders;
●	additions or departures of key personnel;
●	our ability to maintain our listing on the Nasdaq Capital Market;
●	intellectual property, product liability, or other litigation against us; and
●	general economic, industry and market conditions, including with respect to the financial markets in the United States and worldwide resulting from inflation, pandemics and ongoing global and regional conflicts.

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

On December 18, 2025, we filed a shelf registration statement with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $300.0 million of various equity and debt securities and up to $75.0 million of common stock pursuant to the 2025 ATM. For the period ended December 31, 2025, we did not sell any shares of common stock pursuant to the 2025 ATM. As of December 31, 2025, $75.0 million remain in gross proceeds available for future issuances of common stock under the 2025 ATM.

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

As of December 31, 2025, we had federal net operating loss, or NOL, carryforwards of approximately $136.7 million and state NOL carryforwards of approximately $54.9 million available to offset future taxable income. Of the federal NOL carryforwards, $25.6 million begin to expire in 2029, and $111.1 million may be carried forward indefinitely, subject to applicable limitations. State NOL carryforwards will begin to expire in 2027. As of December 31, 2025, we also had $4.5 million of federal research and development tax credit carryforwards available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2029, if not utilized. Utilization of NOL carryforwards and credits may be subject to an annual limitation due to the “ownership change” provisions under Sections 382 and 383 of the Code. An “ownership change” is generally defined as a cumulative change in the ownership interest of significant stockholders over a rolling three-year period in excess of 50 percentage points. Similar provisions under state tax law may also apply. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or credits if we undergo a future ownership change. We may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Such ownership changes could result in the expiration of our NOL carryforwards and other tax attributes before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability. In 2023, we completed an analysis covering the periods from inception through December 31, 2022 to determine whether there may have been a Section 382 ownership change. This analysis showed an ownership change occurred in January 2009 and the Section 382 limitation would result in $0.6 million of federal net operating loss carryforwards expiring unutilized. We updated the analysis through December 31, 2024 and determined that it is more-likely-than-not that our existing net operating loss and research and development tax credit carryforwards could be utilized to offset current and future taxable income or tax, respectively. An assessment to determine whether there may have been a Section 382 ownership change occurred during 2025 has not be completed. If a change in ownership were to have occurred during the period, and resulted in the restriction of net operating loss and tax credit carryforwards, the reduction in the related deferred tax asset would be offset with a corresponding reduction in the valuation allowance.

Additionally, under the Tax Cuts and Jobs Act, or the TCJA, NOL carryforwards arising in tax years beginning after December 31, 2017 are limited to 80% of taxable income (as adjusted under applicable law), and may be carried forward indefinitely and are prohibited from being carried back. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, allowed federal NOL carryforwards arising in tax years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the five tax years preceding the tax year of such loss and temporarily suspends the 80% limitation mentioned above for this period. The changes in the carryforward and carryback periods as well as the limitation on use of NOL carryforwards may significantly impact the ability to utilize NOL carryforwards, as well as the timing of any such utilization, which could adversely affect our results of operations.

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

Our business is susceptible to general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including rises in interest rates, liquidity constraints, failures and instability in the United States and international financial banking systems, inflation, recession or depression, or political disruption has and could result in a variety of risks to our business, including weakened demand for our product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Key national economies, including the United States, have been affected from time to time by economic downturns or recessions, supply chain constraints, heightened and fluctuating inflation and interest rates, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. In particular, in relation to uncertainty around inflation and the U.S. Federal Reserve’s measures to slow inflation, the stock market has been exceptionally volatile.  In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-

rating downgrades and economic slowdowns, or a recession in the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

Item 2. Properties

Our principal executive offices are located in Purchase, New York where we currently occupy 2,864 square feet of office space under a lease that expires in May of 2029. We lease approximately 5,109 square feet of laboratory and office space located in Pittsburgh, Pennsylvania under leases that expire in June of 2026. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Market under the symbol “CGTX” on October 8, 2021 until March 13, 2025. On March 14, 2025, our common stock began trading on the Nasdaq Capital Market under the symbol “CGTX”. Prior to October 8, 2021, there was no public market for our common stock.

Holders

As of March 20, 2026, there were approximately 89,353,773 shares of our common stock outstanding held by approximately 280 holders of record. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal year ended December 31, 2025.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not purchase any of our registered equity securities during the fiscal year ended December 31, 2025.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial conditions and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Item 1A, Risk factors, in this Annual Report on Form 10-K.

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

Since our inception in 2007, we have incurred significant operating losses and devoted substantially all of our time and resources to developing our lead product candidate, zervimesine, building our intellectual property portfolio, raising capital and recruiting management and technical staff to support these operations. As of December 31, 2025, we had an accumulated deficit of $198.6 million. We incurred net losses of $23.5 million and $34.0 million for the years ended December 31, 2025 and 2024, respectively.

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging (the “NIA”), a division of the National Institutes of Health (the “NIH”), and proceeds from our initial public offering (the “IPO”), completed in October 2021, proceeds from our follow-on public offerings, sales of our common stock through the at the market offerings, sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity (“SAFE”) and stock option exercises. Since our inception, we have raised approximately $175.1 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, IPO, follow-on public offerings, ATM, and equity line financing with Lincoln Park. As of December 31, 2025, we had cash, cash equivalents, and restricted cash equivalents of $37.0 million. As of December 31, 2025, we had approximately $35.7 million available from obligated NIA funds for applicable expenses to be incurred in the future.

On December 23, 2022, we entered into a sales agreement (“the Previous Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (“B. Riley”), providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in “at-the-market” offerings (the “2022 ATM”). For the period ended December 31, 2025, we sold 13,624,062 shares of common stock pursuant to the 2022 ATM for gross proceeds of approximately $9.4 million. On December 16, 2025, we delivered written notice to B. Riley to terminate the Previous Sales Agreement, effective December 18, 2025. We are not subject to any termination penalties related to the termination of the Previous Sales Agreement. Prior to termination, approximately $12.5 million remained in gross proceeds available for future issuances of common stock under the 2022 ATM.

On March 10, 2023, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Lincoln Park Purchase Agreement”). The Lincoln Park Purchase Agreement provides that, subject to the terms and conditions set forth therein, we have the right, but not the obligation, to direct Lincoln Park to purchase up to $35.0 million of shares of common stock at our sole discretion, over a 36-month period commencing on March 10, 2023. We filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-268992) covering the resale of shares of common stock that are issued under the Lincoln Park Purchase Agreement. During the year ended December 31, 2025, we did not sell any shares of common stock to Lincoln Park. As of December 31, 2025, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement’s term expired on March 10, 2026.

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

On December 18, 2025, we filed a shelf registration statement with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $300.0 million of various equity and debt securities and up to $75.0 million of common stock pursuant to an at-the-market equity offering program with Jefferies LLC (“Jefferies”) (the “2025 ATM”). For the period ended December 31, 2025, we did not sell any shares of common stock pursuant to the 2025 ATM. As of December 31, 2025, $75.0 million remain in gross proceeds available for future issuances of common stock under the 2025 ATM.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including employee salaries, related benefits, and stock-based compensation expense for our employees in the executive, finance and accounting, and other administrative functions. General and administrative expenses also include third-party costs such as legal costs, insurance costs, accounting, auditing and tax-related fees, consulting fees and facilities and other expenses not otherwise included as research and development expenses. We expense general and administrative costs as incurred.

Other Income (Expense)

Grant Income

Grant income relates to the grants and donations received from government and other (non-government) parties. Grants awarded are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to CROs, research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the

NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of December 31, 2025, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203-START) study of zervimesine in patients with early-stage Alzheimer’s disease, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201-SHINE) study of zervimesine in patients with mild-to-moderate Alzheimer’s disease, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201-SHIMMER) study of zervimesine in patients with DLB.

Other Income, Net

Other income, net consists primarily of interest income from money market funds, offset partially by other fees such as costs incurred to establish financing opportunities.

Interest Expense

Interest expense primarily consists of interest expense related to the insurance premium financing arrangement with a lender.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Year Ended December 31,
	2025	2024	Change
Consolidated Statements of Operations Data:
Operating Expenses:
Research and development	$37,187	$41,676	$(4,489)
General and administrative	10,612	12,290	(1,678)
Total operating expenses	47,799	53,966	(6,167)
Loss from operations	(47,799)	(53,966)	6,167
Other income (expense):
Grant income	23,406	19,549	3,857
Other income, net	919	666	253
Interest expense	(13)	(25)	12
Loss on currency translation from liquidation of subsidiary	—	(195)	195
Total other income, net	24,312	19,995	4,317
Net loss	$(23,487)	$(33,971)	$10,484

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2025	2024	Change
Clinical programs	$25,133	$27,675	$(2,542)
Personnel	8,835	10,752	(1,917)
Manufacturing	2,543	2,241	302
Preclinical programs	446	810	(364)
Other expense	230	198	32
Total research & development expenses	$37,187	$41,676	$(4,489)

Research and development expenses were $37.2 million for the year ended December 31, 2025, compared to $41.7 million for the year ended December 31, 2024. The decrease of $4.5 million was primarily due to the following:

●	a decrease of $2.6 million in clinical programs primarily related to decreased Phase 2 trial activities with contract research organizations;
●	a decrease of $1.9 million in personnel costs related to reduced professional fees and headcount, driven by reduction in laboratory personnel;
●	a decrease of $0.3 million in preclinical programs, and other expenses, primarily due to decreased laboratory activities; and
●	an increase of $0.3 million in manufacturing related to higher costs with contract manufacturing organizations for the replenishment of clinical trial supply.

General and Administrative Expenses

General and administrative expenses were $10.6 million for the year ended December 31, 2025, compared to $12.3 million for the year ended December 31, 2024. The change in general and administrative expenses was driven primarily by a decrease in equity-based compensation, which was partially offset by an increase in professional fees.

Other Income (Expense)

Grant Income

Grant income was $23.4 million for the year ended December 31, 2025, compared to $19.5 million for the year ended December 31, 2024. The change in grant income is correlated with the increase in eligible reimbursable costs related to clinical trials incurred during 2025 as compared to 2024 and grant income recognized from the donation received.

Other Income, Net

Other income, net was $0.9 million for the year ended December 31, 2025, compared to $0.7 million for the year ended December 31, 2024. The change in other income, net, was insignificant period over period.

Interest Expense

Interest expense was less than $0.1 million for the year ended December 31, 2025, compared to interest expense of less than $0.1 million for the year ended December 31, 2024. Interest expense was not significant in either period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFE, stock option exercises, IPO, follow-on equity offerings, sales under our 2022 ATM and 2025 ATM, and equity line financing. Since our inception, we have been awarded grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $175.1 million in net proceeds from sales of our equity securities, convertible notes and SAFE, stock option exercises, our 2022 ATM, our equity line financing with Lincoln Park, our IPO and our follow-on public offering. On December 23, 2022, we entered into a sales agreement with B. Riley, providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in ATM offerings. As of December 18, 2025, immediately prior to termination of the 2022 ATM, we sold 36,396,325 shares of common stock under the 2022 ATM for gross proceeds of approximately $27.5 million. In addition, in March 2023, we entered the Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), giving the Company the right, but not the obligation to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. As of December 31, 2025, $34.8 million was available to draw pursuant to the Lincoln Park Purchase Agreement. The Lincoln Park Purchase Agreement’s term expired on March 10, 2026.

On March 14, 2024, we closed a follow-on public offering of 6,571,428 shares of our common stock at a public offering price of $1.75 per share. As part of the follow-on offering, the underwriters exercised their option to purchase 985,714 shares of our common stock on March 28, 2024, at a public offering price of $1.75 per share. The net proceeds were approximately $11.9 million, after deducting underwriting discounts and commissions and other offering related expenses payable by us. On August 29, 2025, we completed the registered direct offering of 14,700,000 shares of our common stock at an offering price of $2.05 per share. As part of the registered direct offering, we agreed to issue warrants to the placement agent to purchase up to 514,500 shares of common stock which have an exercise price equal to $2.78. The net proceeds were approximately $27.9 million, after deducting underwriting discounts, commissions, placement agent fees, and other offering related expenses payable by us. On December 18, 2025, we entered into a Sales Agreement with Jefferies, providing for the offering, issuance and sale by us of up to $75 million of our common stock from time to time in ATM offerings. As of December 31, 2025, we have not sold any shares of common stock under the 2025 ATM.

As of December 31, 2025, we had $37.0 million in cash, cash equivalents, and restricted cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, income from non-dilutive grants and donations, and net proceeds from our March 2024 follow-on public offering and August 2025 registered direct offering will be sufficient for us to fund our operating expenses and capital expenditures requirements through the second quarter of 2027, which assumes no usage from the 2025 ATM. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, progress, costs and results of our ongoing and planned clinical trials of zervimesine, as well as the associated costs, including any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to a pandemic, such as the COVID-19 pandemic, or other diseases, macroeconomic conditions, global or political instability, such as the ongoing global and regional conflicts, inflation, or other delays;
●	the scope, progress, costs and results of preclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
●	the extent to which we develop, in-license or acquire other product candidates and technologies;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
●	the availability, timing, and receipt of any future NIA grants, or any changes to our grants based on political or regulatory pressures;
●	the number and development requirements of other product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to establish collaborations to commercialize zervimesine or any of our other product candidates outside the United States;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
●	the additional costs we may incur as a result of operating as a public company, including our efforts to enhance operational systems and hire additional personnel and enhanced internal controls over financial reporting.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, the ongoing global and regional conflicts, inflation, liquidity constraints, failures and instability in U.S. and international financial banking systems, and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Cash flows used in operating activities	$(24,588)	$(28,474)
Cash flows provided by (used in) investing activities	9	(4)
Cash flows provided by financing activities	36,570	23,565
Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	$11,991	$(4,913)

Cash used in operating activities

Net cash used in operating activities for the years ended December 31, 2025, and 2024 was $24.6 million and $28.5 million, respectively. The change in cash used in operating activities of $3.9 million was driven by a decrease in net loss of $10.5 million, combined with a decrease in non-cash adjustments of $1.8 million and a decrease of $4.8 million in net operating assets and liabilities. The decrease in non-cash adjustments of $1.8 million was primarily related to a decrease in equity-based compensation of $1.6 million. The decrease of $4.8 million in net operating assets and liabilities was primarily related to a decrease in grant receivables of $5.8 million.

Cash provided by (used in) investing activities

Net cash provided by (used in) investing activities for the years ended December 31, 2025, and 2024 was less than $0.1 million.

Cash provided by financing activities

Net cash provided by financing activities was $36.6 million and $23.6 million for the years ended December 31, 2025, and 2024, respectively. The change in net cash provided by financing activities is primarily related to net proceeds from the issuance of common stock in the registered direct offering in August 2025 of $27.9 million and net proceeds from the issuance of common stock under the 2022 ATM of $9.1 million, as compared to the net proceeds of $11.9 million in our follow-on offering in March 2024 and net proceeds of $12.5 million under the 2022 ATM.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2025 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations	$155	$175	$38	$—	$368
Other obligations	307	—	—	—	307
Total	$462	$175	$38	$—	$675

In October 2024, we entered into an insurance premium financing arrangement whereby we financed $0.4 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from November 2024 through July 2025. As of December 31, 2025, there was no outstanding balance on the loan.

In October 2025, we entered into an insurance premium financing arrangement whereby we financed $0.4 million of certain premiums at a 7.95% annual interest rate. Payments of less than $0.1 million are due monthly from November 2025 through August 2026. As of December 31, 2025, the outstanding principal of the loan was $0.3 million.

We have entered into an operating lease for office and laboratory facilities under agreements that run through May 31, 2029. The amounts reflected in the table above consist of the future minimum lease payments under the non-cancelable lease arrangements.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited consolidated financial statements for the year ended December 31, 2025, included elsewhere in this Annual Report.

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

As of and for the years ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cognition Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cognition Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 26, 2026

COGNITION THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$36,810	$25,009
Grant receivables	9,923	2,686
Prepaid expenses and other current assets	1,068	1,860
Restricted cash equivalents	190	—
Total current assets	47,991	29,555
Property and equipment, net	93	181
Right-of-use assets, operating leases	306	498
Total assets	$48,390	$30,234
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,119	1,984
Accrued expenses	11,995	7,620
Deferred grant income, current	367	1,066
Operating lease liabilities, current	136	193
Other current liabilities	307	279
Total current liabilities	13,924	11,142
Operating lease liabilities, non-current	195	342
Total liabilities	14,119	11,484
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 88,904,161 and 59,854,877 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	90	60
Additional paid-in capital	232,828	193,850
Accumulated deficit	(198,647)	(175,160)
Total stockholders’ equity	34,271	18,750
Total liabilities and stockholders’ equity	$48,390	$30,234

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Year Ended
	December 31,
	2025	2024
Operating Expenses:
Research and development	$37,187	$41,676
General and administrative	10,612	12,290
Total operating expenses	47,799	53,966
Loss from operations	(47,799)	(53,966)
Other income (expense):
Grant income	23,406	19,549
Other income, net	919	666
Interest expense	(13)	(25)
Loss on currency translation from liquidation of subsidiary	—	(195)
Total other income, net	24,312	19,995
Net loss	(23,487)	(33,971)
Foreign currency translation adjustment, including reclassifications	—	195
Total comprehensive loss	$(23,487)	$(33,776)
Net loss per share:
Basic	$(0.32)	$(0.86)
Diluted	$(0.32)	$(0.86)
Weighted-average common shares outstanding:
Basic	72,766,983	39,730,148
Diluted	72,766,983	39,730,148

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2023	32,165,478	$32	$165,826	$(141,189)	$(195)	$24,474
Issuance of common stock in follow on public offering, net of discounts and issuance costs of $1,329	7,557,142	8	11,888	—	—	11,896
Issuance of common stock under the 2022 ATM, net of commissions and allocated fees	19,913,189	20	12,434	—	—	12,454
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	125,718	—	(128)	—	—	(128)
Exercise of common stock options	93,350	—	82			82
Equity-based compensation	—	—	3,748	—	—	3,748
Reclassification adjustment of foreign currency translation included in net loss for liquidation of subsidiary	—	—	—	—	195	195
Net loss	—	—	—	(33,971)	—	(33,971)
Balances as of December 31, 2024	59,854,877	$60	$193,850	$(175,160)	$—	$18,750
Issuance of common stock and warrants in registered direct offering, net of discounts and issuance costs of $2,245	14,700,000	15	27,875	—	—	27,890
Issuance of common stock under the at-the-market sales agreement, net of commissions and allocated fees	13,624,062	14	9,112	—	—	9,126
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	674,847	1	(167)	—	—	(166)
Exercise of common stock options	50,375	—	71	—	—	71
Equity-based compensation	—	—	2,087	—	—	2,087
Net loss	—	—	—	(23,487)	—	(23,487)
Balances as of December 31, 2025	88,904,161	$90	$232,828	$(198,647)	$—	$34,271

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(23,487)	$(33,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	107
Equity-based compensation	2,087	3,748
Amortization of right-of-use assets	192	159
Loss on currency translation from liquidation of subsidiary	—	195
Realized loss on sale of property and equipment	41	—
Changes in operating assets and liabilities:
Grant receivables	(7,237)	(1,405)
Prepaid expenses and other assets	1,173	1,633
Accounts payable and accrued expenses	3,510	1,854
Deferred grant income and other liabilities	(699)	(635)
Operating lease liabilities	(204)	(159)
Net cash used in operating activities	(24,588)	(28,474)
Cash flows from investing activities:
Payments for property and equipment	—	(4)
Proceeds from sale of property and equipment	9	—
Net cash provided by (used in) investing activities	9	(4)
Cash flows from financing activities:
Proceeds from issuance of common stock in registered offering, net	27,890	11,896
Proceeds from issuance of common stock under the 2022 ATM, net of commissions and allocated fees	9,126	12,454
Proceeds from the exercise of common stock options	71	82
Payment of employee withholding taxes on vested restricted stock units	(164)	(128)
Payments on loan payable	(353)	(739)
Net cash provided by financing activities	36,570	23,565
Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	11,991	(4,913)
Cash, cash equivalents, and restricted cash equivalents
Cash, cash equivalents, and restricted cash equivalents – beginning of period	25,009	29,922
Cash, cash equivalents, and restricted cash equivalents – end of period	$37,000	$25,009
Supplemental disclosures of non-cash financing activities:
Prepayment of insurance through third-party financing	$381	$475

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

On December 23, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-268992) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement (the “Previous Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (“B. Riley”) providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf (the “2022 ATM”). On December 16, 2025, the Company delivered written notice to B. Riley to terminate the Previous Sales Agreement, effective December 18, 2025. The Company is not subject to any termination penalties related to the termination of the Previous Sales Agreement. Prior to termination, approximately $12,465 remained in gross proceeds available for future issuances of common stock under the 2022 ATM. Refer to Note 8 – Stockholders’ Equity for further details.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. During the year ended December 31, 2025, the Company did not sell any shares of common stock to Lincoln Park. As of December 31, 2025, $34,795 was available to draw pursuant to the Purchase Agreement. Refer to Note 8 – Stockholders’ Equity for further details.

In August 2025, the Company entered into Securities Purchase Agreements with two institutional investors relating to the issuance of an aggregate of 14,700,000 shares of the Company’s common stock to such investors at a purchase price of $2.05 per share in a registered direct offering (the “Registered Direct Offering”). The Company also entered into a Placement Agency Agreement on such date (the “Purchase Agency Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC, (“Titan”) acting as the sole placement agent for the Registered Direct Offering. The Company closed this offering on August 29, 2025. The Company received net proceeds of approximately $27,890, after deducting $2,245 of unwriting discounts, commissions, placement agent fees, and other offering related expenses payable by the Company. Refer to Note 8 – Stockholders’ Equity.

On December 18, 2025, the Company filed a shelf registration statement with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $300,000 of various equity and debt securities and up to $75,000 of common stock pursuant to an at-the-market equity offering program with Jefferies LLC (“Jefferies”) (the “2025 ATM”). For the period ended December 31, 2025, the Company did not sell any shares of common stock pursuant to the 2025 ATM. As of December 31, 2025, $75,000 remain in gross proceeds available for future issuances of common stock under the 2025 ATM. Refer to Note 8 – Stockholders’ Equity.

Liquidity

The Company has incurred recurring losses since inception, including net losses of $23,487 for the year ended December 31, 2025 and $33,971 for the year ended December 31, 2024. As of December 31, 2025, and 2024, the Company had cash and cash equivalents of $36,810 and $25,009, respectively. The Company has incurred losses and negative cash flows from operations and had an accumulated deficit of $198,647 as of December 31, 2025. The Company expects to continue to incur losses for the foreseeable future.

As of March 26, 2026, the date of issuance of these consolidated financial statements, the Company believes that its cash and cash equivalents as of December 31, 2025, is sufficient to fund operations for the period through one year after the date of this filing as a result of net proceeds from equity transactions.

To execute its business plans, the Company will need substantial additional funding to support its continuing operations and pursue its growth strategy. Until such time that the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through the sale of common stock in public offerings and/or private placements, debt financing or other capital sources, including collaborations with other companies or other strategic transactions. The terms of any financing may adversely affect the holdings or the rights of the Company’s stakeholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or abandon its product development programs, which could have a material adverse effect on its business prospects.

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

Cash, Cash Equivalents, and Restricted Cash Equivalents

Cash, cash equivalents, and restricted cash equivalents consist primarily of interest-bearing deposits at various financial institutions and money markets. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported on the consolidated balance sheet which, in aggregate, represents the amount reported in the consolidated cash flows for the years ended December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Cash and cash equivalents	$36,810	$25,009
Restricted cash equivalents	190	—
Total	$37,000	$25,009

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

Grant Income

The Company generates grant income through grants and donations from government and other (non-government) parties. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the year ended December 31, 2025 and 2024, the Company generated grant income of $23,406 and $19,549, respectively, primarily from reimbursements from the NIA for aging research. For the year ended December 31, 2025 and 2024, deferred grant income was $367 and $1,066, respectively.

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

The Company reviews the recorded values of property and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. There were no indicators of impairment of long-lived assets during the years ended December 31, 2025 or 2024.

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

Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this authoritative guidance, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

The Company accounts for uncertainty in income taxes using a recognition threshold of more-likely-than-not to be sustained upon examination by the appropriate taxing authority. Measurement of the uncertainty occurs if the recognition threshold is met. The Company has determined that there were no uncertainties as of December 31, 2025 and 2024 that met the recognition threshold.

On July 4, 2025, President Trump signed H.R.1, the One Big Beautiful Bill Act (OB3) into law. OB3 introduced significant changes to the U.S. federal corporate tax system, including retroactive relief for certain small business taxpayers, such as reinstatement of immediate expensing for domestic research and development expenditures and modifications to the business interest expense limitation. Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the provisions impacting the Company have been reflected in the financial statements for the year ended December 31, 2025, and did not have a material impact as the Company has a valuation allowance against its net deferred tax assets.

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

Black-Scholes requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to a lack of sufficient public market data for the Company’s common stock and lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The historical volatility is calculated based on a period of time commensurate with expected term assumption. The Company uses the simplified method to calculate the expected term for stock options granted to employees whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. Refer to Note 9 – Equity-based Compensation for additional information.

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

Recent Accounting Pronouncements

Recently Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC's regulations. The Company adopted ASU 2023-06 for the annual period ended December 31, 2025 which did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted the new standard during the year ended December 31, 2025 and the amendment has been applied retrospectively to all prior periods presented in the consolidated financial statements. Refer to Note 12 – Income Taxes for more information..

Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public business entities to provide more detailed information in the notes to the financial statements about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations and comprehensive loss. The guidance is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”), to clarify the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract and the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods or services. ASU 2025-07 is effective for the fiscal year beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating ASU 2025-07 to determine its impact on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants under ASC 832 (“ASU 2025-10”), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of December 31, 2025
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$36,422	$—	$—	$36,422
Restricted cash equivalents:
Money market funds	190	—	—	190
Total assets	$36,612	$—	$—	$36,612

	As of December 31, 2024
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$23,999	$—	$—	$23,999
Total assets	$23,999	$—	$—	$23,999

There were no Level 3 financial instruments during the year ended December 31, 2025 and 2024.

4. Property and Equipment

Property and equipment, net, consisted of the following:

	As of December 31,
	2025	2024
Equipment	$142	$1,197
Furniture and fixtures	138	140
	$280	$1,337
Less: Accumulated depreciation	(187)	(1,156)
Property and equipment, net	$93	$181

Depreciation expense for the years ended December 31, 2025 and 2024 was $36 and $107, respectively.

5. Accrued Expenses

Accrued expense consists of the following:

	As of December 31,
	2025	2024
Employee compensation, benefits, and related accruals	$1,569	$1,526
Research and development costs	9,887	5,654
Professional fees and other accruals	539	440
Total	$11,995	$7,620

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

In October 2025, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $381 of certain premiums at a 7.95% annual interest rate. Total payments of approximately $40, including interest and principal, are due monthly from November 2025 through August 2026. As of December 31, 2025, the outstanding principal of the loan was $307.

7. Commitments and Contingencies

Operating Leases

The Company’s principal executive offices are located in Purchase, New York where the Company currently occupies 2,864 square feet of office space under a lease that expires in May of 2029. The Company also leases approximately 6,068 square feet of laboratory and office space located in Pittsburgh, Pennsylvania under leases that expire in June of 2026.

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of December 31, 2025 and 2024 were as follows, in thousands:

	As of December 31,
	2025	2024
Assets
Operating lease assets	$306	$498
Total operating lease assets	$306	$498
Liabilities
Current
Operating lease liabilities	$136	$193
Noncurrent
Operating lease liabilities, net of current	195	342
Total operating lease liabilities	$331	$535

Operating lease costs for the year ended December 31, 2025 and 2024 was $215 and $218, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of December 31, 2025 were as follows:

For the Years Ended December 31,	Operating Leases
2026	$155
2027	87
2028	88
2029	38
2030	—
Thereafter	—
Total undiscounted lease payments	$368
Less: Imputed interest	(37)
Present value of operating lease liabilities	$331

The following table summarizes the lease term and discount rate as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Weighted-average remaining lease term (years)
Operating leases	2.8	3.3
Weighted-average discount rate
Operating leases	8.1%	8.1%

Operating cash flows used for operating leases for the year ended December 31, 2025 and 2024 was $222 and $224, respectively.

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

As of December 31, 2025 and 2024, there was no litigation or contingency with at least a reasonable possibility of a material loss.

8. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2025 and 2024, there were 88,904,161 and 59,854,877 shares of common stock issued and outstanding, respectively.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of December 31, 2025, no dividends on common stock had been declared by the Company.

2022 ATM

On December 23, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate (the “Shelf”). The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into the Previous Sales Agreement with B. Riley providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in ATM offerings under the Shelf.  The Company sold 13,624,062 shares of common stock pursuant to the 2022 ATM during the year ended December 31, 2025, for gross proceeds of approximately $9,409. On December 16, 2025, the Company delivered written notice to B. Riley to terminate the Previous Sales Agreement, effective December 18, 2025. The Company is not subject to any termination penalties related to the termination of the Previous Sales Agreement. Prior to termination, approximately $12,465 remained in gross proceeds available for future issuances of common stock under the 2022 ATM.

2025 ATM

On December 18, 2025, we filed a shelf registration statement with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $300.0 million of various equity and debt securities and up to $75,000 of common stock pursuant to an at-the-market equity offering program with Jefferies. For the period ended December 31, 2025, the Company did not sell any shares of common stock pursuant to the 2025 ATM. As of December 31, 2025, $75,000 remain in gross proceeds available for future issuances of common stock under the 2025 ATM.

Lincoln Park Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. During the year ended December 31, 2025, the Company did not sell any shares of common stock to Lincoln Park. As of December 31, 2025, $34,795 was available to draw pursuant to the Purchase Agreement.

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

In connection with the Placement Agency Agreement, the Company agreed to pay Titan an aggregate cash fee of 7.0% of the gross proceeds raised from the sale and issuance of the shares of common stock minus certain expenses. Additionally, the Company agreed to issue warrants to Titan to purchase up to 514,500 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price equal to $2.78 and will be exercisable commencing six months from the close of the Registered Direct Offering with a term of five (5) years from the date of the Placement Agency Agreement. The Placement Agent Warrants are equity classified as the warrants do not contain a required cash settlement adjustment feature with respect to a transaction outside of the Company’s control or not deemed to be indexed to the Company’s stock. The Placement Agent Warrants were issued for services performed by the placement agent and were treated as offering costs. The aggregate fair value was determined to be approximately $853 using the Black-Scholes pricing model with the following assumptions: 79.97% volatility, risk free interest rate of 3.59%, an expected life of 2.8 years and no dividend. The aggregate fair market value was recorded as an offset to gross proceeds of the Registered Direct Offering and an increase to additional paid-in capital.

As of December 31, 2025, the Company had the following equity-classified common stock warrants outstanding:

Weighted-Average
Remaining
	Number of	Weighted-Average	Contractual Life
	Warrants	Exercise Price	(In Years)
Balance, December 31, 2024	—	$—	—
Issued	514,500	$2.78	4.6
Exercised	—	$—	—
Expired	—	$—	—
Balance, December 31, 2025	514,500	$2.78	4.6
Exercisable as of December 31, 2025	—	$—	—

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

As of December 31, 2025, the aggregate number of shares of common stock of the Company that may be issued under the Plan is  4,310,186. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2025 pursuant to an evergreen provision therein by 2,992,743 shares, representing 5% of total common shares outstanding at December 31, 2024. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 7,543,185 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2021 Plan, the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of December 31, 2025, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

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

Stock Options

The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
2024
Expected volatility	91.78% – 92.29%
Risk-free interest rate	4.23% – 4.45%
Dividend yield	0.00%
Expected term (years)	6.08 – 6.20

During the year ended December 31, 2025, there were no stock options granted.

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

Activity for options was as follows:

	Options Outstanding
				Weighted-Average
			Aggregate	Remaining
	Number of	Weighted-Average	Intrinsic Value	Contractual Life
	Options	Exercise Price	(in 000’s)	(In Years)
Balance, December 31, 2024	4,353,490	$4.67	$—	5.8
Options granted	—	$—
Options exercised	(50,375)	$1.41
Options forfeited	(22,037)	$1.66
Options expired	(643,054)	$0.88
Balance, December 31, 2025	3,638,024	$5.40	$210	5.6
Exercisable as of December 31, 2025	3,431,878	$5.61	$209	5.4

There were no grants of stock options for the year ended December 31, 2025. The weighted-average grant date fair value of stock options granted was $0 and $1.56 during the years ended December 31, 2025 and 2024, respectively. There were no stock options granted during the year ended December 31, 2025 and 247,500 stock options granted at an aggregate fair value of $385 for the year ended December 31, 2024. During the year ended December 31, 2025 and 2024, there were 50,375 and 93,250 stock options exercised, respectively, with an aggregate grant date fair value of $39 and $58, respectively. The intrinsic value of stock options exercised during the year ended December 31, 2025 and 2024 was $54 and $121, respectively.

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

For the year ended December 31, 2025 and 2024, the Company granted 2,867,409 and 358,200 RSUs awards, respectively, containing time-based vesting conditions to employees, non-employees, and non-employee directors.

For the year ended December 31, 2025 and 2024, the Company granted 0 and 515,600 RSU awards, respectively, containing performance and time-based vesting conditions to employees. The performance conditions for the RSU awards granted in 2024 were achieved in 2024 and the RSUs vest on the one-year anniversary of the achievement of the performance condition. As of December 31, 2025, the RSU awards containing performance conditions granted in 2024 had no remaining performance conditions.

The following table summarizes the Company’s RSU activity for the year ended December 31, 2025:

	Number of	Weighted-Average
	Restricted Stock Units	Grant Date Fair Value
Outstanding at December 31, 2024	1,172,964	$1.98
Granted	2,867,409	$0.66
Vested	(861,403)	$1.90
Forfeited	(745,288)	$0.69
Outstanding at December 31, 2025	2,433,682	$0.85

Equity-based Compensation Expense

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options and restricted stock units as follows:

	Year Ended December 31,
	2025	2024
Research and development	$1,316	$1,080
General and administrative	771	2,668
Total equity-based compensation	$2,087	$3,748

As of December 31, 2025, total future compensation expense related to unvested time-based awards yet to be recognized by the Company was $1,728, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.6 years. As of December 31, 2025, there was no future compensation expense related to unvested performance-based awards yet to be recognized by the Company.

10. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	December 31,
	2025	2024
Options issued and outstanding	3,638,024	4,353,490
Restricted stock units issued and outstanding	2,433,682	1,172,964
Warrants issued and outstanding	514,500	—
Total	6,586,206	5,526,454

11. Retirement Plan

The Company maintains a 401(k) retirement plan to provide retirement and incidental benefits for its employees. Employees may contribute a percentage of their annual compensation to the 401(k) retirement plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of 6% of the employees’ compensation per person per year. All matching contributions vest immediately. Company matching contributions to the 401(k) retirement plan totaled $251 and $265 for the year ended December 31, 2025 and 2024, respectively.

12. Income Taxes

During the years ended December 31, 2025 and 2024 the Company incurred pre-tax losses from its domestic operations of $23,487 and $33,971, respectively.

During the years ended December 31, 2025 and 2024, the Company recorded no current or deferred income tax expenses or benefits as the Company has incurred losses since inception and has provided a full valuation allowance against its deferred tax assets.

The Tax Cuts and Jobs Act of 2017 required the Company to capitalize and subsequently amortize research and development expenditures over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States, effective January 1, 2022. On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S. and introduced significant changes, including retroactive relief for certain small business taxpayers, such as reinstatement of immediate expensing for domestic research and development expenditures and modifications to the business interest expense limitation. As a result, the Company amended its federal and state income tax returns for tax years 2022 through 2024 to reflect the immediate expensing of domestic research and development expenditures.

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a retrospective basis beginning with the year ended December 31, 2025. A reconciliation of the U.S. federal statutory amount and rate to the Company’s effective income tax amount and rate for the year ended December 31, 2025 and December 31, 2024 is as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percentage	Amount	Percentage
Tax benefit at the U.S. statutory rate	$(4,932)	21.0%	$(7,134)	21.0%
Foreign Tax Effects
Change in valuation allowance	—	—%	(373)	1.1%
Entity dissolution	—	—%	373	(1.1)%
Tax credits
Federal research and development	(671)	2.9%	(941)	2.8%
Nontaxable or Nondeductible Items
Equity based compensation	481	(2.0)	632	(1.9)
Other	12	(0.1)%	(4)	—%
Change in valuation allowance	5,110	(21.8)%	7,447	(21.9)%
Tax on Income	$—	—%	$—	—%

The Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$30,907	$8,491
Tax credit carryforwards	4,463	3,791
Equity-based compensation	312	477
Operating lease liabilities	70	114
Capitalized research expenditures	—	16,089
Deferred grant income	—	224
Other	341	324
Deferred tax assets	36,093	29,510
Less: valuation allowance	(36,026)	(29,400)
Deferred tax assets after valuation allowance	67	110

Deferred tax liabilities:
Property and equipment, net	(2)	(4)
Right-of-use assets, operating leases	(65)	(106)
Deferred tax liabilities	(67)	(110)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets as of December 31, 2025 and 2024. Management has considered the Company’s history of cumulative net losses and has concluded that as of December 31, 2025 and 2024, that it was more likely than not that the Company will not realize all of the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2025 and 2024. The valuation allowance increased by $6,626 and $7,193 for the years ended December 31, 2025 and 2024, respectively. The increase in valuation allowance in 2025 was primarily a result of operating losses and tax credits generated.

The Company incurred net operating losses (“NOL”) since inception through December 31, 2025. As of December 31, 2025, the Company had federal net operating loss carryforwards of $136,687 net of amounts limited under Section 382. Included in federal net operating loss carryforwards of $136,687 is $25,639 that begin to expire in 2029 and $111,048 that can be carried forward indefinitely. As of December 31, 2025, the Company had state net operating loss carryforwards of $54,849, available to reduce future state taxable income, which will begin to expire in 2027. As of December 31, 2025, the Company also had $4,463 of federal research and development tax credit carryforwards available to reduce future income taxes, which will begin to expire in 2029, if not utilized. During the year ended December 31, 2024, the Company ceased operations of its wholly owned foreign subsidiary. As a result, all foreign net operating loss and research tax credit carryforwards were written off with an offsetting decrease to the valuation allowance.

Utilization of the Company’s net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a rolling three-year period. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax. The amount of the limitation is determined based on the value of the Company immediately prior to the ownership change and could be subject to additional adjustments as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. In 2023, the Company completed an analysis covering the periods from inception through December 31, 2022 to determine whether there may have been a Section 382 ownership change. This analysis showed an ownership change occurred in January 2009 and the Section 382 limitation would result in $589 of federal net operating loss carryforwards expiring unutilized.  The Company updated the analysis through December 31, 2024 and determined that it is more-likely-than-not that an ownership change did not occur in 2023 and 2024. An assessment to determine whether there may have been a Section 382 ownership change occurred during 2025 has not be completed. If a change in ownership were to have occurred during the period, and resulted in the restriction of net operating loss and tax credit carryforwards, the reduction in the related deferred tax asset would be offset with a corresponding reduction in the valuation allowance.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. Several tax returns are under examination. The Company is open to further tax examination under statute for tax years beginning on or after January 1, 2022; however, carryforward attributes that were generated prior to January 1, 2022 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

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

The table below is a summary of the segment loss, including significant segment expenses:

	Year Ended December 31,
	2025	2024
Grant income	$23,406	$19,549
Less:
Clinical programs	25,133	27,675
R&D personnel costs(1)	7,743	9,672
Preclinical programs	446	810
Manufacturing	2,543	2,241
Other research and development expenses	230	198
General and administrative expenses(2)	9,617	9,622
Equity-based compensation	2,087	3,748
Other segment items(3)	(906)	(446)
Segment and consolidated net loss	$(23,487)	$(33,971)

(1) R&D Personnel costs exclude equity-based compensation

(2) General and administrative expenses exclude equity-based compensation

(3) Other segment items include, Other income, net, Interest expense and Loss on currency translation from liquidation of subsidiary.

14. Subsequent Events

On March 10, 2026, the Company’s Lincoln Park Purchase Agreement expired. There was no activity with the Lincoln Park Purchase Agreement between January 1, 2026 and March 10, 2026.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2026 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

(a)(3) Exhibits.

The following is a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Cognition Therapeutics, Inc.	8-K	001-40886	3.1	10/14/2021
3.2	Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.	10-Q	001-40886	3.1	05/04/2023
3.3	Amendment to the Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.	10-K	001-40886	3.3	03/20/2025
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
4.4	Form of Indenture	S-3	333-268992	4.4	12/23/2022
4.5	Form of Placement Agent Warrant	8-K	001-40886	4.1	8/28/2025
10.1	Third Amended and Restated Investors’ Rights Agreement	S-1	333-257999	10.2	07/19/2021
10.2	First Amendment to Third Amended and Restated Investors’ Rights Agreement	S-1	333-257999	10.3	07/19/2021
10.3	Office Lease Agreement between RJ Equities LP and Cognition Therapeutics, Inc., dated July 1, 2017, as amended	10-K	001-40886	10.3	03/20/2025
10.4	Lease Agreement between 2500/2700 Westchester Avenue Owner SPE LLC and Cognition Therapeutics, Inc., dated July 1, 2021	S-1	333-257999	10.6	07/19/2021
10.5#	Amended and Restated 2007 Equity Incentive Plan	S-1	333-257999	10.7	07/19/2021
10.6#	Cognition Therapeutics, Inc. 2017 Equity Incentive Plan	S-1	333-257999	10.8	07/19/2021
10.7#	Amendment to the Cognition Therapeutics, Inc. 2017 Equity Incentive Plan	S-1	333-257999	10.9	07/19/2021
10.8#	Amendment to the Cognition Therapeutics, Inc. 2017 Equity Incentive Plan	S-1	333-257999	10.10	07/19/2021
10.9#	Cognition Therapeutics, Inc. 2021 Equity Incentive Plan	S-1/A	333-257999	10.11	10/04/2021
10.10#	Cognition Therapeutics, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-257999	10.12	10/04/2021
10.11#	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Cognition Therapeutics, Inc. 2021 Equity Incentive Plan	S-1	333-257999	10.13	07/19/2021
10.12#	Form of Stock Option Grant Notice and Award Agreement under the Cognition Therapeutics, Inc. 2021 Equity Incentive Plan	S-1	333-257999	10.14	07/19/2021
10.13#	Employment Agreement, dated June 1, 2020, between Cognition Therapeutics, Inc. and Lisa Ricciardi	S-1	333-257999	10.15	07/19/2021
10.14#	Employment Agreement, dated April 17, 2023, between Cognition Therapeutics, Inc. and John Doyle	8-K	001-40886	10.1	05/01/2023
10.15#	Employee Restrictive Covenant Agreement	S-1/A	333-257999	10.21	07/29/2021
10.16#	Board of Directors of Cognition Therapeutics, Inc. Nomination Letter of Mr. Brett Monia, Ph.D.	S-1/A	333-257999	10.23	07/29/2021
10.17	National Institute on Aging, Notice of Award, dated 08/14/2016	S-1	333-257999	10.24	07/19/2021

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.18	National Institute on Aging, Notice of Award, dated 09/08/2018	S-1	333-257999	10.27	07/19/2021
10.19	National Institute on Aging, Notice of Award, dated 08/28/2020	S-1	333-257999	10.28	07/19/2021
10.20	National Institute on Aging, Notice of Award, dated 02/03/2021	S-1	333-257999	10.31	07/19/2021
10.21	National Institute on Aging, Notice of Award, dated 05/06/2021	S-1	333-257999	10.33	07/19/2021
10.22	National Institute on Aging, Notice of Award, dated 05/10/2021	S-1	333-257999	10.34	07/19/2021
10.23	Open Market Sale AgreementSM, dated December 19, 2025, by and among the registrant and Jefferies LLC.	S-3	333-292240	1.2	12/18/2025
10.24	Purchase Agreement, dated as of March 10, 2023, by and between Cognition Therapeutics, Inc. and Lincoln Park Capital Fund, LLC	8-K	001-40886	10.1	03/10/2023
10.25	Form of Performance Restricted Stock Unit Award Agreement	8-K	001-40886	10.1	02/20/2024
19.1**	Cognition Therapeutics, Inc.’s Insider Trading Policy	10-K	001-40886	19.1	3/20/2025
21.1	Subsidiaries of Cognition Therapeutics, Inc.					X
23.1	Consent of Ernst & Young LLP, independent registered public accountant					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2026.

COGNITION THERAPEUTICS, INC.

By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2026 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Lisa Ricciardi	Chief Executive Officer, President and Director	March 26, 2026
Lisa Ricciardi	(Principal Executive Officer)

/s/ John Doyle	Chief Financial Officer	March 26, 2026
John Doyle	(Principal Financial and Accounting Officer)

/s/ Jack A. Khattar	Director (Chairman of the Board)	March 26, 2026
Jack A. Khattar

/s/ Aaron G. L. Fletcher, Ph.D.	Director	March 26, 2026
Aaron G. L. Fletcher, Ph.D.

/s/ Brett P. Monia, Ph.D.	Director	March 26, 2026
Brett P. Monia, Ph.D.

/s/ Ellen B. Richstone	Director	March 26, 2026
Ellen B. Richstone

/s/ Peggy Wallace	Director	March 26, 2026
Peggy Wallace