Form 10-Q
period 2026-03-31
COGNITION THERAPEUTICS INC
filed 2026-05-08
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 5, 2026, there were 89,498,015 shares of the registrant’s common stock issued and outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements including “we believe” or similar phrases reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements. These risks and uncertainties include, but are not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the clinical nature of our business and our ability to successfully and in a timely manner advance our current and future product candidates through our ongoing and future clinical trials, preclinical studies and development activities;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of our existing cash, cash equivalents and restricted cash equivalents and the sufficiency of such resources to fund our planned operations;
●	the extent to which health epidemics and other outbreaks of communicable diseases, geopolitical turmoil, including the ongoing global and regional conflicts or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including our ongoing and future clinical trials, preclinical studies and development activities;
●	our dependence on the success of zervimesine (CT1812), our lead product candidate;
●	the novelty of our approach to targeting the σ-2 (sigma-2) receptor (“S2R”) complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to the novel nature of such approach;
●	the success of competing therapies that are or become available;
●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, preclinical studies and development activities;

●	our ability to obtain and maintain regulatory clearance of CT1812 for clinical trials under investigational new drug(“IND”), applications and any future IND applications for any of our other product candidates;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	risks associated with global political changes and global economic conditions, including inflation, tariffs, or uncertainty caused by political violence and unrest, including ongoing global and regional conflicts;
●	developments relating to our competitors and our industry; and
●	other risk and uncertainties, including those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on March 26, 2026.

You should refer to the “Risk Factors” section of our Annual Report for the year ended December 31, 2025 for a discussion of material factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

COGNITION THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	As of
	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,130	$36,810
Grant receivables	3,657	9,923
Prepaid expenses and other current assets	932	1,068
Restricted cash equivalents	95	190
Total current assets	35,814	47,991
Property and equipment, net	77	93
Right-of-use assets, operating leases	249	306
Total assets	$36,140	$48,390
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,850	$1,119
Accrued expenses	1,694	11,995
Deferred grant income, current	220	367
Operating lease liabilities, current	95	136
Other current liabilities	194	307
Total current liabilities	6,053	13,924
Operating lease liabilities, non-current	176	195
Total liabilities	6,229	14,119
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 89,353,773 and 88,904,161 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	90	90
Additional paid-in capital	233,038	232,828
Accumulated deficit	(203,217)	(198,647)
Total stockholders’ equity	29,911	34,271
Total liabilities and stockholders’ equity	$36,140	$48,390

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating Expenses:
Research and development	$6,120	$10,786
General and administrative	2,697	2,989
Total operating expenses	8,817	13,775
Loss from operations	(8,817)	(13,775)
Other income (expense):
Grant income	3,979	5,086
Other income, net	273	214
Interest expense	(5)	(5)
Total other income, net	4,247	5,295
Net loss and comprehensive loss	$(4,570)	$(8,480)
Net loss per share:
Basic	$(0.05)	$(0.14)
Diluted	$(0.05)	$(0.14)
Weighted-average common shares outstanding:
Basic	89,191,313	61,828,149
Diluted	89,191,313	61,828,149

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2024	59,854,877	$60	$193,850	$(175,160)	$18,750
Issuance of common stock under the 2022 ATM, net of commissions and allocated fees	2,004,729	2	1,458	—	1,460
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	115,149	—	(46)	—	(46)
Equity-based compensation	—	—	586	—	586
Net loss	—	—	—	(8,480)	(8,480)
Balances as of March 31, 2025	61,974,755	$62	$195,848	$(183,640)	$12,270

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2025	88,904,161	$90	$232,828	$(198,647)	$34,271
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	396,734	—	(164)	—	(164)
Exercise of common stock options	52,878	—	44	—	44
Equity-based compensation	—	—	330	—	330
Net loss	—	—	—	(4,570)	(4,570)
Balances as of March 31, 2026	89,353,773	$90	$233,038	$(203,217)	$29,911

The accompanying notes are an integral part of these consolidated financial statements.

COGNITION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,570)	$(8,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	(9)
Equity-based compensation	330	586
Amortization of right-of-use assets	57	54
Realized loss on disposal of property and equipment	5	—
Changes in operating assets and liabilities:
Grant receivables	6,266	(2,092)
Prepaid expenses and other assets	136	200
Accounts payable and accrued expenses	(7,570)	(75)
Deferred grant income and other liabilities	(147)	—
Operating lease liabilities	(60)	(61)
Net cash used in operating activities	(5,542)	(9,877)
Cash flows from investing activities:
Payments for property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock under the 2022 ATM, net of commissions and allocated fees	—	1,460
Proceeds from the exercise of common stock options	44	—
Payment of employee withholding taxes on vested restricted stock units	(164)	(46)
Payments on loan payable	(113)	(118)
Net cash provided (used) by financing activities	(233)	1,296
Net decrease in cash, cash equivalents and restricted cash equivalents	(5,775)	(8,581)
Cash, cash equivalents, and restricted cash equivalents
Cash, cash equivalents, and restricted cash equivalents – beginning of period	37,000	25,009
Cash, cash equivalents, and restricted cash equivalents – end of period	$31,225	$16,428

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

On December 23, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-268992) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement (the “Previous Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”) providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf (the “2022 ATM”). On December 16, 2025, the Company delivered written notice to B. Riley Securities, Inc. to terminate the Previous Sales Agreement, effective December 18, 2025. The Company is not subject to any termination penalties related to the termination of the Previous Sales Agreement. Prior to the termination, approximately $12,465 remained in gross proceeds available for future issuances of common stock under the 2022 ATM.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. During the three months ended March 31, 2026, the Company did not sell any shares of common stock to Lincoln Park. On March 10, 2026, the Lincoln Park Purchase Agreement expired. Please refer to Note 7 – Stockholders’ Equity.

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

On December 18, 2025, the Company filed a shelf registration statement with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $300,000 of various equity and debt securities and up to $75,000 of common stock pursuant to an at-the-market equity offering program with Jefferies LLC (“Jefferies”) (the “2025 ATM”). For the period ended December 31, 2025, the Company did not sell any shares of common stock pursuant to the 2025 ATM. As of March 31, 2026, $75,000 was available to draw pursuant to the Purchase Agreement. Refer to Note 7 – Stockholders’ Equity.

Liquidity

The Company’s Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $4,570 for the three months ended March 31, 2026 and $23,487 for the year ended December 31, 2025. As of March 31, 2026, the Company held cash and cash equivalents of $31,130 compared to $36,810 of cash and cash equivalents as of December 31, 2025. The Company has incurred losses and negative cash flows from operations and has an accumulated deficit of $203,217 as of March 31, 2026. The Company expects to continue to incur losses for the foreseeable future.

As of May 8, 2026, the date of issuance of these Consolidated Financial Statements, the Company believes that its cash and cash equivalents as of March 31, 2026 is sufficient to fund operations for the period through one year after the date of this filing.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2026, the statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2026 are not necessarily indicative of the results for the year ending December 31, 2026, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2026.

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

Grant Income

The Company generates grant income through grants from government and other (non-government) organizations. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the three months ended March 31, 2026 and 2025, the Company generated grant income of $3,979 and $5,086, respectively, primarily from reimbursements from the NIA for aging research. Deferred grant income as of March 31, 2026 and December 31, 2025 was $220 and $367, respectively.

The grants awarded relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grants, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIH grants do not contain payback provisions, the NIH or other government agency may review the Company’s performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIH grant. If any of the expenditures are found to be unallowable or allocated improperly or if the Company has otherwise violated terms of such NIH grant, the expenditures may not be reimbursed and/or the Company may be required to repay funds already disbursed. To date, the Company has not been found to have breached the terms of any NIH grant. As of March 31, 2026, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension.

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

Recent Accounting Pronouncements

Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard enhances transparency in income tax disclosures by requiring, on an annual basis, certain disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU also requires disaggregated disclosure related to pre-tax income (or loss) and income tax expense (or benefit) and eliminates certain disclosures related to the balance of an entity’s unrecognized tax benefit and the cumulative amount of certain temporary differences. The Company adopted this ASU retrospectively for the annual period beginning January 1, 2025.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate, apply that rate in providing for income taxes on a current year-to-date (interim period) basis, and include the tax impact for discrete items within the interim period. The Company maintains a full valuation allowance against all deferred tax assets as of March 31, 2026 and December 31, 2025, as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of March 31, 2026 and December 31, 2025, the Company had no uncertain tax positions.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of March 31, 2026
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$30,613	$—	$—	$30,613
Restricted cash equivalents:
Money market funds	95	—	—	95
Total assets	$30,708	$—	$—	$30,708

	As of December 31, 2025
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$36,422	$—	$—	$36,422
Restricted cash equivalents:
Money market funds	190	—	—	190
Total assets	$36,612	$—	$—	$36,612

4. Accrued Expenses

Accrued expense consists of the following:

	As of
	March 31, 2026	December 31, 2025
Employee compensation, benefits, and related accruals	$498	$1,569
Research and development costs	938	9,887
Professional fees and other accruals	258	539
Total	$1,694	$11,995

5. Other Current Liabilities

In October 2024, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $356 of certain premiums at a 8.65% annual interest rate. Total payments of approximately $41, including interest and principal, are due monthly from November 2024 through July 2025. The outstanding principal of the loan was paid off in 2025.

In October 2025, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $381 of certain premiums at a 7.95% annual interest rate. Total payments of approximately $40, including interest and principal, are due monthly from November 2025 through August 2026. As of March 31, 2026 and December 31, 2025, the outstanding principal of the loan was $194 and $307, respectively, and is included in other current liabilities on the consolidated balance sheet.

6. Commitments and Contingencies

Operating Leases

Amounts reported in the consolidated balance sheets for leases where the Company is the lessee as of March 31, 2026 were as follows, in thousands:

	As of
	March 31, 2026	December 31, 2025
Assets
Operating lease assets	$249	$306
Total operating lease assets	$249	$306
Liabilities
Current:
Operating lease liabilities	$95	$136
Non-current:
Operating lease liabilities, non-current	176	195
Total operating lease liabilities	$271	$331

Operating lease costs for the three months ended March 31, 2026 and 2025 was $47 and $54, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of March 31, 2026 were as follows:

For the Years Ended December 31,	Operating Leases
2026 (remaining)	$90
2027	87
2028	88
2029	38
2030	—
Thereafter	—
Total undiscounted lease payments	$303
Less: Imputed interest	(32)
Present value of operating lease liabilities	$271

The following table summarizes the lease term and discount rate as of March 31, 2026:

	As of
	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	2.9	2.8
Weighted-average discount rate
Operating leases	8.0%	8.1%

Operating cash flows used for operating leases for the three months ended March 31, 2026 and 2025 was $50 and $56, respectively.

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

As of March 31, 2026 and December 31, 2025, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of March 31, 2026, no dividends on common stock had been declared by the Company.

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

2025 ATM

On December 18, 2025, the Company filed a shelf registration statement with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $300.0 million of various equity and debt securities and up to $75,000 of common stock pursuant to an at-the-market equity offering program with Jefferies. For the period ended March 31, 2026, the Company did not sell any shares of common stock pursuant to the 2025 ATM. As of March 31, 2026, $75,000 remain in gross proceeds available for future issuances of common stock under the 2025 ATM.

Lincoln Park Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. During the three months ended March 31, 2026 and 2025, the Company did not sell any shares of common stock to Lincoln Park. On March 10, 2026, the Lincoln Park Purchase Agreement expired.

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

As of March 31, 2026, the Company had the following equity-classified common stock warrants outstanding:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life
	Warrants	Exercise Price	(In Years)
Balance, December 31, 2025	514,500	$2.78	4.60
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Balance, March 31, 2026	514,500	$2.78	4.33
Exercisable as of March 31, 2026	514,500	$2.78	4.33

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

As of March 31, 2026, the aggregate number of shares of common stock of the Company that may be issued under the 2021 Plan is 4,991,064. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2026 pursuant to an evergreen provision therein by 4,445,208 shares, representing 5% of total common shares outstanding at December 31, 2025. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 13,502,725 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2021 Plan, the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees and employees of the Subsidiary with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of March 31, 2026, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

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

Stock Options

The Company estimates the fair value of options granted on the date of grant using the Black-Scholes option pricing model.

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

During the three months ending March 31, 2026 and 2025, there were no stock options granted.

Activity for options was as follows:

	Options Outstanding
				Weighted-Average
			Aggregate	Remaining
	Number of	Weighted-Average	Intrinsic Value	Contractual Life
	Options	Exercise Price	(in 000’s)	(In Years)
Balance, December 31, 2025	3,638,024	$5.40	$210	5.6
Options granted	—	$—
Options exercised	(52,878)	$0.84
Options forfeited	—	$—
Options expired	—	$—
Balance, March 31, 2026	3,585,146	$5.47	$—	5.4
Exercisable as of March 31, 2026	3,432,979	$5.63	$—	5.3

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

During the three months ended March 31, 2026 and 2025, the Company granted 2,197,219 and 2,587,008 RSU awards, respectively, containing time based vesting conditions to employees, non-employees, and non-employee directors.

The following table summarizes the Company’s RSU activity for the three months ended March 31, 2026:

	Number of	Weighted-Average
	Restricted Stock Units	Grant Date Fair Value
Outstanding at December 31, 2025	2,433,682	$0.85
Granted	2,197,219	$1.12
Vested	(551,892)	$1.05
Forfeited	—	$—
Outstanding at March 31, 2026	4,079,009	$0.97

Equity-based Compensation Expense

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options and restricted stock units as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$138	$310
General and administrative	192	276
Total equity-based compensation	$330	$586

As of March 31, 2026, total future compensation expense related to unvested time-based awards yet to be recognized by the Company was $3,863, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.90 years.

9. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Three Months Ended March 31,
	2026	2025
Options issued and outstanding	3,585,146	4,344,505
Restricted stock units issued and outstanding	4,079,009	3,574,346
Warrants issued and outstanding	514,500	—
Total	8,178,655	7,918,851

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Grant income	$3,979	$5,086
Less:
Clinical programs	3,381	6,877
R&D Personnel costs(1)	1,594	2,792
Preclinical programs	619	85
Manufacturing	337	637
Other research and development expenses	51	85
General and administrative expenses(2)	2,505	2,713
Equity-based compensation	330	586
Other segment items(3)	(268)	(209)
Segment and consolidated net loss	$(4,570)	$(8,480)

(1) R&D Personnel costs exclude equity-based compensation

(2) General and administrative expenses exclude equity-based compensation

(3) Other segment items include, Other income, net, Interest expense and Loss on currency translation from liquidation of subsidiary.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial conditions and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report filed with the Securities and Exchange Commission (“SEC”), on March 26, 2026. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Our actual results may differ materially from those discussed below. Please see “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A of our Annual Report for factors that could cause or contribute to such differences.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of innovative, small molecule therapeutics targeting age-related degenerative diseases and disorders of the central nervous system (“CNS”). Currently available therapies for these diseases are limited, with few Alzheimer’s disease (“AD”) treatments, and no approved treatments for dementia with Lewy bodies (“DLB”). Our goal is to develop disease-modifying treatments for participants with these degenerative disorders.

Our lead product candidate, zervimesine, also known as CT1812, is an orally delivered, small molecule designed to protect neuronal synapses by preventing the binding of oligomers of pathogenic proteins including β-amyloid, or Aβ and ɑ-synuclein. These and similar protein oligomers have been linked to the progression of degenerative diseases such as AD, and DLB.

The United States Adopted Name (USAN) Council adopted zervimesine as the USAN for CT1812 in December 2024.

Enrollment concluded in December 2025 in the Phase 2 COG0203 (START) study of zervimesine in 545 patients with mild cognitive impairment (MCI) and early stage AD. Topline results are expected after all participants have completed 18 months of treatment. START has been funded by a grant of approximately $81 million awarded by the National Institute of Aging (“NIA”), a division of the National Institutes of Health (“NIH”). We are conducting the START clinical trial in collaboration with the Alzheimer’s Clinical Trial Consortium  (“ACTC”), an NIA-funded clinical trials network designed to accelerate studies for therapeutics for AD and related dementias.

The randomized, double-blind, placebo-controlled Phase 2 COG0201 (SHINE) trial enrolled 153 adults with mild-to-moderate Alzheimer’s disease and met its primary endpoints of safety and tolerability. SHINE was funded by a grant of approximately $30.5 million awarded by the NIA. A prespecified analysis found that participants treated with zervimesine (pooled 100 mg and 300 mg) who had baseline levels of plasma p-tau217 below the median of 1.0 pg/mL experienced a 95% reduction of cognitive decline at week 26 as measured by ADAS-Cog 11 relative to placebo-treated participants. P-tau217 is an important biomarker that reflects total brain amyloid and tau pathology.

In July 2025, we conducted an end-of-Phase 2 meeting with the FDA to review results of the SHINE study and discuss proposed plans for a Phase 3 program designed to support regulatory approval of zervimesine in this patient population. FDA concurred with the proposed study design, which would randomize participants to 100 mg of oral zervimesine or placebo daily for at least six months. Primary outcomes would include a composite cognitive endpoint such as the integrated Alzheimer's Disease Rating Scale (iADRS) as well as a functional endpoint such as ADCS-ADL. The Phase 3 study population would be enriched with AD patients who have lower plasma p-tau217 at screening. Cognition has received and is reviewing scientific advice from the European Medicines Agency (“EMA”) indicating a preference for a longer trial than was proposed.

The randomized, double-blind, placebo-controlled Phase 2 COG1201 (SHIMMER) study enrolled 130 adults with DLB and met its primary endpoint of safety and tolerability. SHIMMER was funded by a grant of approximately $30 million awarded by the NIA. Zervimesine treatment resulted in an 86% slowing of decline on NPI-12 vs placebo in the SHIMMER study. This tool describes the frequency and severity of 12 behavioral symptoms including hallucinations, delusions and anxiety.

In June 2025, the company initiated an expanded access program (“EAP”) for 32 eligible participants who completed the Phase 2 SHIMMER study as well as additional patients with a diagnosis of mild-to-moderate DLB who met the criteria for this program. Through this open-label EAP (COG1202), participants are being provided with 100 mg of oral zervimesine to take daily for approximately one year. The first participant was enrolled in June 2025 and the last in December 2025.

In January 2026, the Company conducted a Type C meeting with the FDA, with a focus on identifying clinically meaningful endpoints for future DLB studies. Based on the FDA’s feedback and the strength of its Phase 2 results, the company plans to develop zervimesine for DLB psychosis. Cognition is planning to meet with the FDA Division of Psychiatry in the second quarter 2026 to discuss a DLB psychosis program and align on study design.

Based on proteomic evidence generated from the Company’s clinical programs in Alzheimer’s disease and supported by in vitro findings, the company initiated the Phase 2 COG2201 (MAGNIFY) clinical study of zervimesine for the treatment of geographic atrophy secondary to dry AMD. Based on favorable results from the AD and DLB programs, and a desire to conserve company resources, the MAGNIFY study was voluntarily concluded in January 2025 after approximately 100 participants were enrolled, approximately half of whom received zervimesine for at least one year.

The above Overview covers only the most recently concluded studies in each indication. The following table highlights findings from these and subsequent studies:

Indication	Study Identifier	NCT Number	Clinical Phase	Status	Key Findings
Alzheimer’s Disease (AD)
MCI-early	COG0203 (START)	NCT05531656	Phase 2	ongoing	545 participants with MCI or early AD. This study has completed enrollment.
mild-moderate	COG0201 (SHINE)	NCT03507790	Phase 2 (n=153)	complete	Participants treated with zervimesine experienced a cognitive benefit compared to placebo
mild-moderate	COG0202 (SEQUEL)	NCT04735536	Phase 2 (n=16)	complete	Participants treated with zervimesine exhibited improvement across prespecified EEG parameters
mild-moderate	COG0105 (SPARC)	NCT03493282	Phase 1 (n=23)	complete	Treatment with zervimesine was assessed using various imaging modalities, including PET imaging and volumetric MRI (vMRI)
mild-moderate	COG0104 (SNAP)	NCT03522129	Phase 1 (n=3)	complete	Confirmed preclinical findings showing an increase in Aβ oligomers in CSF, suggesting increased off-rate from receptors
Dementia with Lewy Bodies (DLB)
mild-moderate	COG1201 (SHIMMER)	NCT05225415	Phase 2 (n=130)	complete	Participants treated with zervimesine experienced benefits across behavioral, functional, cognitive and motor scales
mild-moderate	COG1202 (EAP)	NCT06961760	n/a	ongoing	32 participants with DLB. Currently, fully enrolled.
Geographic Atrophy Secondary to Dry AMD
GA	COG2201 (MAGNIFY)	NCT05893537	Phase 2 (n=100)	concluded	Participants treated with zervimesine experienced slower growth of their GA lesions over the course of the study

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, a division of the NIH, and proceeds from our initial public offering (the “IPO”), completed in October 2021, proceeds from our follow-on offerings, sales of our common stock through our at the market offerings, sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity (“SAFE”) and stock option exercises. Since our inception, we have raised approximately $175.2 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, IPO, follow-on public offerings, ATM, and equity line financing with Lincoln Park. As of March 31, 2026, we had cash,  cash equivalents and restricted cash of $31.2 million. As of March 31, 2026, we had approximately $25.6 million available from obligated NIA funds for applicable expenses to be incurred in the future.

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

On December 18, 2025, we filed a shelf registration statement with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $300.0 million of various equity and debt securities and up to $75.0 million of common stock pursuant to an at-the-market equity offering program with Jefferies LLC (“Jefferies”) (the “2025 ATM”). For the period ended March 31, 2026, we did not sell any shares of common stock pursuant to the 2025 ATM. As of March 31, 2026, $75.0 million remain in gross proceeds available for future issuances of common stock under the 2025 ATM.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants awarded from governmental bodies that are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to CROs, research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of March 31, 2026, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203-START) study of zervimesine in patients with early-stage AD, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201-SHINE) study of zervimesine in patients with mild-to-moderate AD, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201-SHIMMER) study of zervimesine in patients with dementia with Lewy bodies.

Other Income, Net

Other income, net consists primarily of interest income from money market funds, offset partially by other fees such as costs incurred to establish financing opportunities.

Interest Expense

Interest expense for the three months ended March 31, 2026 and 2025 consisted of interest expense related to the insurance premium financing arrangement with a lender.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating Expenses:
Research and development	$6,120	$10,786	$(4,666)
General and administrative	2,697	2,989	(292)
Total operating expenses	8,817	13,775	(4,958)
Loss from operations	(8,817)	(13,775)	4,958
Other income (expense):
Grant income	3,979	5,086	(1,107)
Other income, net	273	214	59
Interest expense	(5)	(5)	—
Total other income, net	4,247	5,295	(1,048)
Net loss	$(4,570)	$(8,480)	$3,910

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Clinical programs	$3,381	$6,877	$(3,496)
Personnel	1,732	3,102	(1,370)
Manufacturing	337	637	(300)
Preclinical programs	619	85	534
Other expense	51	85	(34)
Total research & development expenses	$6,120	$10,786	$(4,666)

Research and development expenses were $6.1 million for the three months ended March 31, 2026, compared to $10.8 million for the three months ended March 31, 2025. The decrease of $4.7 million was primarily due to the following:

●	a decrease of $3.5 million in clinical programs primarily related to decreased Phase 2 trial activities with contract research organizations;
●	a decrease of $1.4 million in personnel costs related to reduced professional fees and headcount, driven by reduction in laboratory personnel;
●	a decrease of $0.3 million in manufacturing related to lower costs with contract manufacturing organizations for the replenishment of clinical trial supply; and
●	an increase of $0.5 million in preclinical programs and other expenses primarily due to an increase in non-clinical activities.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended March 31, 2026, compared to $3.0 million for the three months ended March 31, 2025. The change in general and administrative expenses was driven primarily by a decrease in stock compensation, compensation, professional fees and office expenses.

Other Income (Expense)

Grant Income

Grant income was $4.0 million for the three months ended March 31, 2026, compared to $5.1 million for the three months ended March 31, 2025. The change in grant income is correlated with the decrease in eligible reimbursable costs related to clinical trials incurred during 2026 as compared to 2025.

Other Income, Net

Other income, net was $0.3 million for the three months ended March 31, 2026, compared to other income, net of $0.2 million for the three months ended March 31, 2025. The change in other income, net was insignificant period over period.

Interest Expense

Interest expense was less than $0.1 million for the three months ended March 31, 2026, compared to interest expense of less than $0.1 million for the three months ended March 31, 2025. Interest expense was not significant in either period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFE, stock option exercises, IPO, follow-on equity offerings, and sales under our ATM programs. Since our inception, we have been awarded grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $175.2 million in net proceeds from sales of our equity securities, convertible notes and SAFE, stock option exercises, our IPO and our follow-on public offerings. On December 23, 2022, we entered into a sales agreement with B. Riley, providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in ATM offerings. As of December 18, 2025, immediately prior to termination of the 2022 ATM, we sold 36,396,325 shares of common stock under the 2022 ATM for gross proceeds of approximately $27.5 million. In addition, in March 2023, we entered the

Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), giving the Company the right, but not the obligation to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. The Lincoln Park Purchase Agreement’s term expired on March 10, 2026.

On August 29, 2025, we completed the registered direct offering of 14,700,000 shares of our common stock at an offering price of $2.05 per share. As part of the registered direct offering, we agreed to issue warrants to the placement agent to purchase up to 514,500 shares of common stock which have an exercise price equal to $2.78. The net proceeds were approximately $27.9 million, after deducting underwriting discounts, commissions, placement agent fees, and other offering related expenses payable by us. On December 18, 2025, we entered into a Sales Agreement with Jefferies, providing for the offering, issuance and sale by us of up to $75.0 million of our common stock from time to time in ATM offerings. As of March 31, 2026, we have not sold any shares of common stock under the 2025 ATM.

As of March 31, 2026, we had $31.2 million in cash, cash equivalents, and restricted cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, income from non-dilutive grants and donations, and net proceeds from our public offerings will be sufficient for us to fund our operating expenses and capital expenditures requirements through the second quarter of 2027, which assumes no usage from the 2025 ATM. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing global and regional conflicts, inflation, tariffs, liquidity constraints, failures and instability in U.S. and international financial banking systems, and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities	$(5,542)	$(9,877)
Cash flows used in investing activities	—	—
Cash flows provided (used) by financing activities	(233)	1,296
Net decrease in cash, cash equivalents, and restricted cash equivalents	$(5,775)	$(8,581)

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2026 and 2025 was $5.5 million and $9.9 million, respectively. The change in cash used in operating activities of $4.4 million was driven by a decrease in net loss.

Cash used in investing activities

During the three months ended March 31, 2026 and 2025, no cash was used in or provided by investing activities.

Cash provided (used) by financing activities

Net cash provided (used) by financing activities was $0.2 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. The change in net cash by financing activities is primarily related to no ATM activity during 2026 compared to net proceeds from the issuance of common stock under the ATM program in 2025.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2026 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations	$112	$176	$15	$—	$303
Other obligations	194	—	—	—	194
Total:	$306	$176	$15	$—	$497

In  October 2024, we entered into an insurance premium financing arrangement whereby we financed $0.4 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from November 2024 through July 2025. As of March 31, 2026, there was no outstanding balance on the loan.

In October 2025, we entered into an insurance premium financing arrangement whereby we financed $0.4 million of certain premiums at a 7.95% annual interest rate. Payments of less than $0.1 million are due monthly from November 2025 through August 2026. As of March 31, 2026, the outstanding principal amount of the loan was $0.2 million.

We have entered into operating leases for office and laboratory facilities under agreements that run through May 31, 2029. The amounts reflected in the table above consist of the future minimum lease payments under the non-cancelable lease arrangements.

On August 31, 2022, we entered into an agreement to lease 2,980 square feet of office space in Pittsburgh, Pennsylvania. The lease has a term of 45 months and commenced on October 1, 2022. The annual base rent under the lease is less than $0.1 million throughout the term of the lease. Total payments due over the term of the lease are $0.2 million. Additionally, on August 31, 2022, we modified one of our existing lease agreements with the landlord for approximately 3,706 square feet of lab space at the same location to extend the lease term termination date from June 30, 2023 until June 30, 2026. On January 27, 2026, we modified our existing lease agreement with the landlord to reduce our lab space from 3,706 square feet to 1,577 square feet with no change to the lease term.

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

Critical Accounting Policies and Use of Estimates

The Critical Accounting Policies and Significant Judgements and Estimates included in our Annual Report on Form 10-K have not materially changed. See “Critical Accounting Policies and Use of Estimates” included in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 26, 2026.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2026.

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

Item 1A. Risk Factors

You should carefully consider the risk factors described in our Annual Report under the caption “Item 1A. “Risk Factors.” The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal quarter ended March 31, 2026.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Cognition Therapeutics, Inc.	8-K	001-40886	3.1	10/14/2021
3.2	Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.	10-Q	001-40886	3.1	05/04/2023
3.3	Amendment to the Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.	10-K	001-40886	3.3	03/20/2025
10.1	Office Lease Agreement between RJ Equities LP and Cognition Therapeutics, Inc., dated July 1, 2017, as amended.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Cognition Therapeutics, Inc.

Date: May 8, 2026	By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 8, 2026	By:	/s/ John Doyle
John Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)