Form 10-Q
period 2026-06-30
COGNITION THERAPEUTICS INC
filed 2026-08-07
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 4, 2026, there were 95,093,746 shares of the registrant’s common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

COGNITION THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	As of
	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,012	$36,810
Grant receivables	2,951	9,923
Prepaid expenses and other current assets	586	1,068
Restricted cash equivalents	750	190
Total current assets	38,299	47,991
Property and equipment, net	87	93
Right-of-use assets, operating leases	510	306
Total assets	$38,896	$48,390
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$673	$1,119
Accrued expenses	3,833	11,995
Deferred grant income, current	777	367
Operating lease liabilities, current	89	136
Other current liabilities	78	307
Total current liabilities	5,450	13,924
Operating lease liabilities, non-current	422	195
Total liabilities	5,872	14,119
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 95,055,773 and 88,904,161 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	95	90
Additional paid-in capital	240,078	232,828
Accumulated deficit	(207,149)	(198,647)
Total stockholders’ equity	33,024	34,271
Total liabilities and stockholders’ equity	$38,896	$48,390

The accompanying notes are an integral part of these financial statements.

COGNITION THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Expenses:
Research and development	$5,097	$11,481	$11,217	$22,267
General and administrative	2,641	2,497	5,338	5,486
Total operating expenses	7,738	13,978	16,555	27,753
Loss from operations	(7,738)	(13,978)	(16,555)	(27,753)
Other income (expense):
Grant income	3,518	7,106	7,497	12,192
Other income, net	291	141	564	355
Interest expense	(3)	(3)	(8)	(8)
Total other income, net	3,806	7,244	8,053	12,539
Net loss and comprehensive loss	$(3,932)	$(6,734)	$(8,502)	$(15,214)
Net loss per share:
Basic	$(0.04)	$(0.11)	$(0.09)	$(0.24)
Diluted	$(0.04)	$(0.11)	$(0.09)	$(0.24)
Weighted-average common shares outstanding:
Basic	90,624,381	63,690,945	89,911,806	62,169,748
Diluted	90,624,381	63,690,945	89,911,806	62,169,748

The accompanying notes are an integral part of these financial statements.

COGNITION THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2024	59,854,877	$60	$193,850	$(175,160)	$18,750
Issuance of common stock under the 2022 ATM, net of commissions and allocated fees	2,004,729	2	1,458	—	1,460
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	115,149	—	(46)	—	(46)
Equity-based compensation	—	—	586	—	586
Net loss	—	—	—	(8,480)	(8,480)
Balances as of March 31, 2025	61,974,755	$62	$195,848	$(183,640)	$12,270
Issuance of common stock under the 2022 ATM, net of commissions and allocated fees	2,921,744	3	874	—	877
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	66,458	—	(5)	—	(5)
Equity-based compensation	—	—	621	—	621
Net loss	—	—	—	(6,734)	(6,734)
Balances as of June 30, 2025	64,962,957	$65	$197,338	$(190,374)	$7,029

COGNITION THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2025	88,904,161	$90	$232,828	$(198,647)	$34,271
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	396,734	—	(164)	—	(164)
Exercise of common stock options	52,878	—	44	—	44
Equity-based compensation	—	—	330	—	330
Net loss	—	—	—	(4,570)	(4,570)
Balances as of March 31, 2026	89,353,773	$90	$233,038	$(203,217)	$29,911
Issuance of common stock under the 2025 ATM, net of commissions and allocated fees	5,506,610	5	6,732	—	6,737
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	195,390	—	(11)	—	(11)
Equity-based compensation	—	—	319	—	319
Net loss	—	—	—	(3,932)	(3,932)
Balances as of June 30, 2026	95,055,773	$95	$240,078	$(207,149)	$33,024

The accompanying notes are an integral part of these financial statements.

COGNITION THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,502)	$(15,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	7
Equity-based compensation	649	1,207
Amortization of right-of-use assets	102	99
Gain on lease modification	(21)	—
Loss on disposal of property and equipment	5	—
Changes in operating assets and liabilities:
Grant receivables	6,972	(3,599)
Prepaid expenses and other assets	482	653
Accounts payable and accrued expenses	(8,608)	539
Deferred grant income and other liabilities	410	916
Operating lease liabilities	(105)	(108)
Net cash used in operating activities	(8,595)	(15,500)
Cash flows from investing activities:
Payments for property and equipment	(20)	—
Net cash used in investing activities	(20)	—
Cash flows from financing activities:
Proceeds from issuance of common stock under the ATM sales agreements, net of commissions and allocated fees	6,737	2,337
Proceeds from the exercise of common stock options	44	—
Payment of employee withholding taxes on vested restricted stock units	(175)	(51)
Payments on loan payable	(229)	(238)
Net cash provided by financing activities	6,377	2,048
Net decrease in cash, cash equivalents and restricted cash equivalents	(2,238)	(13,452)
Cash, cash equivalents, and restricted cash equivalents
Cash, cash equivalents, and restricted cash equivalents – beginning of period	37,000	25,009
Cash, cash equivalents, and restricted cash equivalents – end of period	$34,762	$11,557
Supplemental disclosures of non-cash financing activities:
Operating lease assets and liabilities recognized during the period	$306	$—

The accompanying notes are an integral part of these financial statements.

COGNITION THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

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

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. During the six months ended June 30, 2026, the Company did not sell any shares of common stock to Lincoln Park. On March 10, 2026, the Lincoln Park Purchase Agreement expired. Please refer to Note 7 – Stockholders’ Equity.

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

On December 18, 2025, the Company filed a shelf registration statement with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $300,000 of various equity and debt securities and up to $75,000 of common stock pursuant to an at-the-market equity offering program with Jefferies LLC (“Jefferies”) (the “2025 ATM”). For the six months ended June 30, 2026, the Company sold 5,506,610 shares of common stock pursuant to the 2025 ATM for gross proceeds of approximately $6,945. As of June 30, 2026, there was $68,055 remaining of common stock available for sale under the 2025 ATM. Refer to Note 7 – Stockholders’ Equity.

Liquidity

The Company’s Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $8,502 for the six months ended June 30, 2026 and $23,487 for the year ended December 31, 2025. As of June 30, 2026, the Company held cash and cash equivalents of $34,012, compared to $36,810 of cash and cash equivalents as of December 31, 2025. The Company has incurred losses and negative cash flows from operations and has an accumulated deficit of $207,149 as of June 30, 2026. The Company expects to continue to incur losses for the foreseeable future.

As of August 7, 2026, the date of issuance of these Financial Statements, the Company believes that its cash and cash equivalents as of June 30, 2026 is sufficient to fund operations for the period through one year after the date of this filing.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2026, the statements of operations and comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2026.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash Equivalents

Cash, cash equivalents, and restricted cash equivalents consist primarily of interest-bearing deposits at various financial institutions and money markets. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported on the balance sheet which, in aggregate, represents the amount reported in the statements of cash flows for the six months ended June 30, 2026 and 2025:

	As of June 30,
	2026	2025
Cash and cash equivalents	$34,012	$10,743
Restricted cash equivalents	750	814
Total	$34,762	$11,557

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

Grant Income

The Company generates grant income through grants and donations from government and other (non-government) parties. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the three and six months ended June 30, 2026, the Company generated grant income of $3,518 and $7,497, respectively, as compared to $7,106 and $12,192 for the three and six months ended June 30, 2025, respectively, primarily from reimbursements from the NIA for aging research. Deferred grant income as of June 30, 2026 and December 31, 2025 of $777 and $367, respectively.

The grants awarded relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grants, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIH grants do not contain payback provisions, the NIH or other government agency may review the Company’s performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIH grant. If any of the expenditures are found to be unallowable or allocated improperly or if the Company has otherwise violated terms of such NIH grant, the expenditures may not be reimbursed and/or the Company may be required to repay funds already disbursed. To date, the Company has not been found to have breached the terms of any NIH grant. As of June 30, 2026, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension.

Research and Development Costs

The Company is involved in research and development of treatments for a variety of diseases related to the central nervous system, including Alzheimer’s disease, dementia with Lewy bodies (“DLB”), and geographic atrophy (“GA”) secondary to dry age-related macular degeneration. Research and development costs are expensed as incurred. Research and development expenses consist principally of personnel costs, including salaries, stock-based compensation, and benefits for employees, third-party license fees and other operational costs related to its research and development activities, including allocated facility-related expenses and external costs of outside vendors, including CROs, and other direct and indirect costs. Non-refundable research and development costs are deferred and expensed as the related goods are delivered or services are performed. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks. Costs for certain research and development activities are recognized based on the pattern of performance of the individual arrangements, which may differ from the pattern of billings incurred, and are reflected in the financial statements as prepaid expenses or as accrued research and development expenses.

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

Warrant Accounting

Warrants are accounted for either as equity or liabilities based upon the characteristics and provisions of each instrument in accordance with ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. Warrants classified as equity are recorded at fair value as of the date of issuance on the balance sheets and no further adjustments to their valuation are made. Warrants classified as liabilities and other financing instruments that require accounting as liabilities are recorded on the balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using the Black-Scholes model and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions, expected volatility, expected life, yield, and risk-free interest rate.

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

Recent Accounting Pronouncements

Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public business entities to provide more detailed information in the notes to the financial statements about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the statement of operations and comprehensive loss. The guidance is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”), to clarify the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract and the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods or services. ASU 2025-07 is effective for the fiscal year beginning after December 15, 2026 and interim periods within those annual reporting periods. The Company is currently evaluating ASU 2025-07 to determine its impact on the Company’s financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants under ASC 832 (“ASU 2025-10”), which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10 on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its financial statements and related disclosures.

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate, apply that rate in providing for income taxes on a current year-to-date (interim period) basis, and include the tax impact for discrete items within the interim period. The Company maintains a full valuation allowance against all deferred tax assets as of June 30, 2026 and December 31, 2025, as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of  June 30, 2026 and December 31, 2025, the Company had no uncertain tax positions.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of June 30, 2026
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$33,748	$—	$—	$33,748
Restricted cash equivalents:
Money market funds	750	—	—	750
Total assets	$34,498	$—	$—	$34,498

	As of December 31, 2025
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$36,422	$—	$—	$36,422
Restricted cash equivalents:
Money market funds	190	—	—	190
Total assets	$36,612	$—	$—	$36,612

4. Accrued Expenses

Accrued expense consists of the following:

	As of
	June 30, 2026	December 31, 2025
Employee compensation, benefits, and related accruals	$840	$1,569
Research and development costs	2,777	9,887
Professional fees and other accruals	216	539
Total	$3,833	$11,995

5. Other Current Liabilities

In October 2025, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $381 of certain premiums at a 7.95% annual interest rate. Total payments of approximately $40, including interest and principal, are due monthly from November 2025 through August 2026. As of June 30, 2026 and December 31, 2025 the outstanding principal of the loan was $78 and $307, respectively, and is included in other current liabilities on the balance sheet.

6. Commitments and Contingencies

Operating Leases

Amounts reported in the balance sheets for leases where the Company is the lessee as of June 30, 2026 were as follows:

	As of
	June 30, 2026	December 31, 2025
Assets
Operating lease assets	$510	$306
Total operating lease assets	$510	$306
Liabilities
Current:
Operating lease liabilities	$89	$136
Non-current:
Operating lease liabilities, non-current	422	195
Total operating lease liabilities	$511	$331

Operating lease costs for the three and six months ended June 30, 2026 was $53 and $100, respectively, as compared to operating lease costs for the three and six months ended June 30, 2025 of $54 and $108, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of June 30, 2026 were as follows:

For the Years Ended December 31,	Operating Leases
2026 (remaining)	$62
2027	125
2028	127
2029	130
2030	132
Thereafter	33
Total undiscounted lease payments	$609
Less: Imputed interest	(98)
Present value of operating lease liabilities	$511

The following table summarizes the lease term and discount rate as of June 30, 2026, respectively:

	As of
	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	4.8	2.8
Weighted-average discount rate
Operating leases	8.0%	8.1%

Operating cash flows used for operating leases for the six months ended June 30, 2026 and 2025 was $103 and $111, respectively.

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

As of June 30, 2026 and December 31, 2025, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of June 30, 2026, no dividends on common stock had been declared by the Company.

2022 ATM

On December 23, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate (the “Shelf”). The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into the Previous Sales Agreement providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in ATM offerings under the Shelf. The Company sold 13,624,062 shares of common stock pursuant to the 2022 ATM during the year ended December 31, 2025, for gross proceeds of approximately $9,409. On December 16, 2025, the Company delivered written notice to B. Riley to terminate the Previous Sales Agreement, effective December 18, 2025. The Company is not subject to any termination penalties related to the termination of the Previous Sales Agreement. Prior to termination, approximately $12,465 remained in gross proceeds available for future issuances of common stock under the 2022 ATM.

2025 ATM

On December 18, 2025, the Company filed a shelf registration statement with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $300,000 of various equity and debt securities and up to $75,000 of common stock pursuant to an at-the-market equity offering program with Jefferies. During the six months ended June 30, 2026, the Company sold 5,506,610 shares of common stock pursuant to the 2025 ATM for gross proceeds of approximately $6,945. As of June 30, 2026, $68,055 remain in gross proceeds available for future issuances of common stock under the 2025 ATM.

Lincoln Park Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park for an equity line financing. The Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company has the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. During the six months ended June 30, 2026, the Company did not sell any shares of common stock to Lincoln Park. On March 10, 2026, the Lincoln Park Purchase Agreement expired.

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

As of June 30, 2026, the Company had the following equity-classified common stock warrants outstanding:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life
	Warrants	Exercise Price	(In Years)
Balance, December 31, 2025	514,500	$2.78	4.60
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Balance, June 30, 2026	514,500	$2.78	4.08
Exercisable as of June 30, 2026	514,500	$2.78	4.08

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

As of June 30, 2026, the aggregate number of shares of common stock of the Company that may be issued under the 2021 Plan is 5,145,894. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2026 pursuant to an evergreen provision therein by 4,445,208 shares, representing 5% of total common shares outstanding at December 31, 2025. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 13,502,725 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2021 Plan, the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of June 30, 2026, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

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

During the six months ended June 30, 2026 and 2025, there were no stock options granted.

Activity for options was as follows:

	Options Outstanding
				Weighted-Average
			Aggregate	Remaining
	Number of	Weighted-Average	Intrinsic Value	Contractual Life
	Options	Exercise Price	(in 000’s)	(In Years)
Balance, December 31, 2025	3,638,024	$5.40	$210	5.6
Options granted	—	—
Options exercised	(52,878)	0.84
Options forfeited	(1,388)	1.69
Options expired	—	—
Balance, June 30, 2026	3,583,758	$5.47	$9	5.1
Exercisable as of June 30, 2026	3,466,753	$5.59	$9	5.0

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

During the three and six months ended June 30, 2026, the Company granted 125,000 and 2,322,219 RSU awards, respectively, containing time based vesting conditions to employees, non-employees, and non-employee directors. During the three and six months ended June 30, 2025, the Company granted 170,000 and 2,757,008 RSU awards, respectively, containing time based vesting conditions to employees, non-employees, and non-employee directors.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2026:

	Number of	Weighted-Average
	Restricted Stock Units	Grant Date Fair Value
Outstanding at December 31, 2025	2,433,682	$0.85
Granted	2,322,219	$1.14
Vested	(755,849)	$0.91
Forfeited	(269,875)	$1.07
Outstanding at June 30, 2026	3,730,177	$1.00

Equity-based Compensation Expense

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options and restricted stock units as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$132	$331	$270	$641
General and administrative	187	290	379	566
Total equity-based compensation	$319	$621	$649	$1,207

As of June 30, 2026, total future compensation expense related to unvested time-based awards yet to be recognized by the Company was $3,432, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.9 years.

9. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Six Months Ended June 30,
	2026	2025
Options issued and outstanding	3,583,758	3,717,097
Restricted stock units issued and outstanding	3,730,177	3,667,890
Warrants issued and outstanding	514,500	—
Total	7,828,435	7,384,987

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

The CEO manages and allocates resources to the operations of the Company on a consolidated basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, cash forecasting, allocating resources and setting incentive targets. The CEO bases this assessment on the Company’s consolidated net loss. The measure of segment assets is reported on the balance sheets as total assets.

The table below is a summary of the segment loss, including significant segment expenses:

	Six Months Ended June 30,
	2026	2025
Grant income	$7,497	$12,192
Less:
Clinical programs	6,238	15,051
R&D Personnel costs(1)	3,352	4,973
Preclinical programs	682	225
Manufacturing	583	1,150
Other research and development expenses	92	227
General and administrative expenses(2)	4,959	4,920
Equity-based compensation	649	1,207
Other segment items(3)	(556)	(347)
Segment and consolidated net loss	$(8,502)	$(15,214)

(1) R&D Personnel costs exclude equity-based compensation

(2) General and administrative expenses exclude equity-based compensation

(3) Other segment items include, Other income, net, and Interest expense

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial conditions and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report filed with the Securities and Exchange Commission (“SEC”), on March 26, 2026. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Our actual results may differ materially from those discussed below. Please see “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A of our Annual Report for factors that could cause or contribute to such differences.

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

In July 2025, we conducted an end-of-Phase 2 meeting with the FDA to review results of the SHINE study and discuss proposed plans for a Phase 3 program designed to support regulatory approval of zervimesine in this patient population. FDA concurred with the proposed study design, which would randomize participants to 100 mg of oral zervimesine or placebo daily for at least six months. Primary outcomes would include a composite cognitive endpoint such as the integrated Alzheimer's Disease Rating Scale (iADRS). The Phase 3 study population would be enriched with AD patients who have lower plasma p-tau217 at screening. Cognition has received and is reviewing scientific advice from the European Medicines Agency (“EMA”) indicating a preference for a longer trial than was proposed.

The randomized, double-blind, placebo-controlled Phase 2 COG1201 (SHIMMER) study enrolled 130 adults with DLB and met its primary endpoint of safety and tolerability. SHIMMER was funded by a grant of approximately $29.5 million awarded by the NIA. Zervimesine treatment resulted in an 86% slowing of decline on NPI-12 vs placebo in the

SHIMMER study. This tool describes the frequency and severity of 12 behavioral symptoms including hallucinations, delusions and anxiety.

In June 2025, the company initiated an expanded access program (“EAP”) for 32 eligible participants who completed the Phase 2 SHIMMER study as well as additional patients with a diagnosis of mild-to-moderate DLB who met the criteria for this program. Through this open-label EAP (COG1202), participants are being provided with 100 mg of oral zervimesine to take daily for approximately two years. The first participant was enrolled in June 2025 and the last in December 2025. We are now evaluating a few additional patients.

The Company has held meetings with the FDA to align on a framework for a registrational program for zervimesine in DLB psychosis. In May 2026, the FDA and the company aligned on key aspects of a pivotal study. The company plans to enroll people with DLB who experience psychosis symptoms of hallucinations and delusions. This includes people with DLB psychosis who are receiving stable background treatment with off-label antispsychotic medications as well as those who are untreated. Following screening, participants will be randomized to receive either 100 mg of once-daily oral zervimesine or placebo for nine months. The Company will work with the FDA on the analytical and statistical details for the primary endpoint for a pivotal trial in DLB psychosis. The Company is planning additional meetings with the FDA to confirm its registrational program.

Based on proteomic evidence generated from the Company’s clinical programs in Alzheimer’s disease and supported by in vitro findings, the company initiated the Phase 2 COG2201 (MAGNIFY) clinical study of zervimesine for the treatment of geographic atrophy secondary to dry AMD. Based on favorable results from the AD and DLB programs, and a desire to conserve company resources, the MAGNIFY study was voluntarily concluded in January 2025 after approximately 100 participants were enrolled. A manuscript is currently in preparation.

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

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging (the “NIA”), a division of the National Institutes of Health (the “NIH”), and proceeds from our initial public offering (the “IPO”), completed in October 2021, proceeds from our follow-on public offerings, sales of our common stock through our ATM (as defined below), sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity (“SAFE”) and stock option exercises. Since our inception, we have received approximately $181.9 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, IPO follow-on public offerings, registered direct offering in August 2025, at-the-market offerings, and equity line financing with Lincoln Park. As of June 30, 2026, we had cash, cash equivalents, and restricted cash equivalents of $34.8 million. As of June 30, 2026, we had approximately $21.6 million available from obligated NIA funds for applicable expenses to be incurred in the future.

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

On December 18, 2025, we filed a shelf registration statement with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $300.0 million of various equity and debt securities and up to $75.0 million of common stock pursuant to an at-the-market equity offering program with Jefferies LLC (“Jefferies”) (the “2025 ATM”). For the six months ended June 30, 2026, we sold 5,506,610 shares of common stock pursuant to the 2025 ATM for gross proceeds of approximately $6.9 million. As of June 30, 2026, $68.1 million remain in gross proceeds available for future issuances of common stock under the 2025 ATM.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants and donations received from government and other (non-government) parties. Grants awarded are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to CROs, research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of June 30, 2026, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203-START) study of zervimesine in patients with early-stage Alzheimer’s disease, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201-SHINE) study of zervimesine in patients with mild-to-moderate Alzheimer’s disease, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201-SHIMMER) study of zervimesine in patients with DLB.

Other Income, Net

Other income, net consists primarily of interest income from money market funds, offset partially by other fees such as costs incurred to establish financing opportunities.

Interest Expense

Interest expense primarily consists of interest expense related to the insurance premium financing arrangement with a lender.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating Expenses:
Research and development	$5,097	$11,481	$(6,384)
General and administrative	2,641	2,497	144
Total operating expenses	7,738	13,978	(6,240)
Loss from operations	(7,738)	(13,978)	6,240
Other income (expense):
Grant income	3,518	7,106	(3,588)
Other income, net	291	141	150
Interest expense	(3)	(3)	—
Total other income, net	3,806	7,244	(3,438)
Net loss	$(3,932)	$(6,734)	$2,802

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Clinical programs	$2,858	$8,174	$(5,316)
Personnel	1,890	2,512	(622)
Manufacturing	246	513	(267)
Preclinical programs	64	140	(76)
Other expense	39	142	(103)
Total research & development expenses	$5,097	$11,481	$(6,384)

Research and development expenses were $5.1 million for the three months ended June 30, 2026, compared to $11.5 million for the three months ended June 30, 2025. The decrease of approximately $6.4 million was primarily due to the following:

●	a decrease of $5.3 million in clinical programs primarily related to decreased Phase 2 trial activities with contract research organizations;
●	a decrease of $0.6 million in personnel costs related to reduced professional fees and headcount;
●	a decrease of $0.3 million in manufacturing related to lower costs with contract manufacturing organizations for the replenishment of clinical trial supply; and
●	a decrease of $0.2 million in preclinical programs and other expense, primarily due to decreased research activities

General and Administrative Expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2026, compared to $2.5 million for the three months ended June 30, 2025. The change in general and administrative expenses was driven primarily by an increase in professional fees, which was partially offset by a decrease in equity-based compensation and employee compensation and benefit costs.

Other Income (Expense)

Grant Income

Grant income was $3.5 million for the three months ended June 30, 2026, compared to $7.1 million for the three months ended June 30, 2025. The change in grant income is correlated with the decrease in eligible reimbursable costs related to clinical trials incurred during 2026 as compared to 2025.

Other Income, Net

Other income, net was $0.3 million for the three months ended June 30, 2026, compared to other income, net of $0.1 million for the three months ended June 30, 2025. The change in other income, net was insignificant period over period.

Interest Expense

Interest expense was less than $0.1 million for the three months ended June 30, 2026, compared to interest expense of less than $0.1 million for the three months ended June 30, 2025. Interest expense was not significant in either period.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating Expenses:
Research and development	$11,217	$22,267	$(11,050)
General and administrative	5,338	5,486	(148)
Total operating expenses	16,555	27,753	(11,198)
Loss from operations	(16,555)	(27,753)	11,198
Other income (expense):
Grant income	7,497	12,192	(4,695)
Other income, net	564	355	209
Interest expense	(8)	(8)	—
Total other income, net	8,053	12,539	(4,486)
Loss before income tax	(8,502)	(15,214)	6,712
Income tax expense	—	—	—
Net loss	$(8,502)	$(15,214)	$6,712

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Clinical programs	$6,238	$15,051	$(8,813)
Personnel	3,622	5,614	(1,992)
Manufacturing	583	1,150	(567)
Preclinical programs	682	225	457
Other expense	92	227	(135)
Total research & development expenses	$11,217	$22,267	$(11,050)

Research and development expenses were $11.2 million for the six months ended June 30, 2026, compared to $22.3 million for the six months ended June 30, 2025. The decrease of $11.1 million was primarily due to the following:

●	a decrease of $8.8 million in clinical programs primarily related to decreased Phase 2 trial activities with contract research organizations;
●	a decrease of $2.0 million in personnel costs related to reduced professional fees and headcount; and
●	a decrease of $0.7 million in manufacturing and other expense, primarily due to lower costs with contract manufacturing organizations for the replenishment of clinical trial supply; and
●	an increase of $0.4 million in preclinical activity to support registrational programs

General and Administrative Expenses

General and administrative expenses were $5.3 million for the six months ended June 30, 2026, compared to $5.5 million for the six months ended June 30, 2025. The change in general and administrative expenses was driven primarily by a decrease in employee compensation and benefits, which was partially offset by an increase in professional fees.

Other Income (Expense)

Grant Income

Grant income was $7.5 million for the six months ended June 30, 2026, compared to $12.2 million for the six months ended June 30, 2025. The change in grant income is correlated with the decrease in eligible reimbursable costs related to clinical trials incurred during 2026 as compared to 2025.

Other Income, Net

Other income, net was $0.6 million for the six months ended June 30, 2026, compared to other income, net of $0.4 million for the six months ended June 30, 2025. The change in other income, net was insignificant period over period.

Interest Expense

Interest expense was less than $0.1 million for the six months ended June 30, 2026, compared to interest expense of less than $0.1 million for the six months ended June 30, 2025. Interest expense was not significant in either period.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have funded our operations primarily with proceeds from grants awarded by the NIA, and proceeds from the sales of our convertible promissory notes, convertible preferred stock, SAFE, stock option exercises, follow-on equity offerings, sales under our ATM and equity line financing, and our IPO. Since our inception, we have been awarded grant awards primarily from the NIA in the aggregate amount of approximately $171.0 million and have raised approximately $181.9 million in net proceeds from sales of our equity securities, convertible notes and SAFE, stock option exercises, our IPO and our follow-on public offerings. On December 23, 2022, we entered into a sales agreement with B. Riley, providing for the offering, issuance and sale by us of up to $40.0 million of our common stock from time to time in ATM offerings. As of December 18, 2025, immediately prior to termination of the 2022 ATM, we sold 36,396,325 shares of common stock under the 2022 ATM for gross proceeds of approximately $27.5 million. In addition, in March 2023, we entered into the Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), giving the Company the right, but not the obligation to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. The Lincoln Park Purchase Agreement’s term expired on March 10, 2026.

On August 29, 2025, we completed the registered direct offering of 14,700,000 shares of our common stock at an offering price of $2.05 per share. As part of the registered direct offering, we agreed to issue warrants to the placement agent to purchase up to 514,500 shares of common stock which have an exercise price equal to $2.78. The net proceeds were approximately $27.9 million, after deducting underwriting discounts, commissions, placement agent fees, and other offering related expenses payable by us. On December 18, 2025, we entered into a Sales Agreement with Jefferies, providing for the offering, issuance and sale by us of up to $75.0 million of our common stock from time to time in ATM offerings. As of June 30, 2026, we have sold 5,506,610 shares of common stock under the 2025 ATM for gross proceeds of approximately $6.9 million.

As of June 30, 2026, we had $34.8 million in cash, cash equivalents, and restricted cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, income from non-dilutive grants and donations, and net proceeds from our public offerings will be sufficient for us to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2027, which assumes no usage from the 2025 ATM. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities	$(8,595)	$(15,500)
Cash flows used in investing activities	(20)	—
Cash flows provided by financing activities	6,377	2,048
Net decrease in cash, cash equivalents, and restricted cash equivalents	$(2,238)	$(13,452)

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2026 and 2025 was $8.6 million and $15.5 million, respectively. The change in cash used in operating activities of $6.9 million was driven by a decrease in net loss of $6.7 million, combined with an increase of $0.8 million in operating assets and liabilities and a decrease in non-cash adjustments of $0.6 million. The increase in net operating assets and liabilities of $0.8 million was primarily related to an increase in grant receivables of $10.6 million, which was partially offset by a decrease in accounts payable and accrued expenses of $9.1 million and a decrease in deferred income and other liabilities of $0.5 million. The decrease in non-cash adjustments of $0.6 million was primarily related to a decrease in equity-based compensation of $0.6 million.

Cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was less than $0.1 million.

Cash provided by financing activities

Net cash provided by financing activities was $6.4 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. The change in net cash by financing activities is primarily related to increased proceeds from the issuance of common stock under the 2025 ATM program during the six months ended June 30, 2026.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2026 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations	$124	$255	$230	$—	$609
Other obligations	78	—	—	—	78
Total:	$202	$255	$230	$—	$687

In October 2024, we entered into an insurance premium financing arrangement whereby we financed $0.4 million of certain premiums at a 8.65% annual interest rate. Payments of less than $0.1 million are due monthly from November 2024 through July 2025. As of June 30, 2026, there was no outstanding balance on the loan.

In October 2025, we entered into an insurance premium financing arrangement whereby we financed $0.4 million of certain premiums at a 7.95% annual interest rate. Payments of less than $0.1 million are due monthly from November 2025 through August 2026. As of June 30, 2026, the outstanding principal amount of the loan was $0.1 million.

We have entered into an operating lease for office space under agreements that run through March 31, 2031. The amounts reflected in the table above consist of the future minimum lease payments under the non-cancelable lease arrangements.

On August 31, 2022, we entered into an agreement to lease 2,980 square feet of office space in Pittsburgh, Pennsylvania. The lease has a term of 45 months and commenced on October 1, 2022. The annual base rent under the lease is less than $0.1 million throughout the term of the lease. Total payments due over the term of the lease are $0.2 million. Additionally, on August 31, 2022, we modified one of our existing lease agreements with the landlord for approximately 3,706 square feet of lab space at the same location to extend the lease term termination date from June 30, 2023 until June 30, 2026. On January 27, 2026, we modified our existing lease agreement with the landlord to reduce our lab space from 3,706 square feet to 1,577 square feet with no change to the lease term. On June 30, 2026, the lease term expired.

On July 1, 2021, we entered into an agreement to lease 2,864 square feet of office space in Purchase, New York. The lease has a term of 89 months and commenced on December 9, 2021. The annual base rent under the lease is less than $0.1 million for the first lease year and is subject to annual increases of between 1.82% and 2.04%. We provided a security deposit in the form of a Letter of Credit in the amount of less than $0.1 million pursuant to the terms of the lease. On April 6, 2026, we modified our existing lease agreement with the landlord to increase our office space from 2,864 square feet to 4,200 square feet at the same location, and to extend the lease termination date for an additional 2 years.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal quarter ended June 30, 2026.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Cognition Therapeutics, Inc.	8-K	001-40886	3.1	10/14/2021
3.2	Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.	10-Q	001-40886	3.1	05/04/2023
3.3	Amendment to the Second Amended and Restated Bylaws of Cognition Therapeutics, Inc.	10-K	001-40886	3.3	03/20/2025
4.1	Form of Placement Agent Warrant	8-K	001-40886	4.1	08/28/2025
10.1	First Amendment to Lease Agreement					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

Cognition Therapeutics, Inc.

Date: August 7, 2026	By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 7, 2026	By:	/s/ John Doyle
John Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)