Form 10-Q
period 2026-09-30
COGNITION THERAPEUTICS INC
filed 2026-11-05
CIK 1455365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 2, 2026, there were 95,100,822 shares of the registrant’s common stock issued and outstanding.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts included in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. In addition, statements including “we believe” or similar phrases reflect our beliefs and opinions on the relevant subject. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in, or implied by these, forward-looking statements and therefore, you should not unduly rely on such statements. These risks and uncertainties include, but are not limited to:

●	our ability to raise additional capital to fund our operations and continue the development of our current and future product candidates;
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the clinical nature of our business and our ability to successfully and in a timely manner advance our current and future product candidates through our ongoing and future clinical trials, preclinical and nonclinical studies and development activities;
●	the timing, scope and likelihood of regulatory filings and approvals, including final regulatory approval of our product candidates;
●	our ability to generate revenue from future product sales and our ability to achieve and maintain profitability;
●	the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, and need for additional financing;
●	the expected uses of our existing cash and cash equivalents and the sufficiency of such resources to fund our planned operations;
●	the extent to which health epidemics and other outbreaks of communicable diseases, geopolitical turmoil, including the ongoing global and regional conflicts or increased trade restrictions between the United States, Russia, China, and other countries, social unrest, political instability, terrorism, or other acts of war could ultimately impact our business, including our ongoing and future clinical trials, nonclinical studies and development activities;
●	our dependence on the success of zervimesine (CT1812), our lead product candidate;
●	the novelty of our approach to targeting the σ-2 (sigma-2) receptor (“S2R”) complex to treat age-related degenerative diseases and disorders, and the challenges we will face due to the novel nature of such approach;
●	the success of competing therapies that are or become available;
●	the initiation, progress, success, cost, and timing of our ongoing and future clinical trials, nonclinical studies and development activities;

●	our ability to obtain and maintain regulatory clearance of CT1812 for clinical trials under investigational new drug (“IND”) applications and any future IND applications for any of our other product candidates;
●	the performance of third parties in connection with the development of our product candidates, including third parties conducting our future clinical trials as well as third-party suppliers and manufacturers;
●	our ability to attract and retain strategic collaborators with development, regulatory, and commercialization expertise;
●	our ability to successfully commercialize our product candidates and develop sales and marketing capabilities, if our product candidates are approved;
●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
●	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
●	the potential scope and value of our intellectual property and proprietary rights;
●	our ability, and the ability of any future licensors, to obtain, maintain, defend, and enforce intellectual property and proprietary rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties;
●	risks associated with global political changes and global economic conditions, including inflation, tariffs, interest rates, or uncertainty caused by political violence and unrest, including ongoing global and regional conflicts;
●	developments relating to our competitors and our industry; and
●	other risk and uncertainties, including those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K (“Annual Report”) filed with the SEC on March 26, 2026.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

COGNITION THERAPEUTICS, INC.

BALANCE SHEETS

(unaudited)

(in thousands, except share and per share amounts)

	As of
	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,758	$36,810
Grant receivables	2,503	9,923
Prepaid expenses and other current assets	261	1,068
Restricted cash equivalents	717	190
Total current assets	34,239	47,991
Property and equipment, net	76	93
Right-of-use assets, operating leases	488	306
Total assets	$34,803	$48,390
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$445	$1,119
Accrued expenses	3,875	11,995
Deferred grant income, current	717	367
Operating lease liabilities, current	91	136
Other current liabilities	—	307
Total current liabilities	5,128	13,924
Operating lease liabilities, non-current	398	195
Total liabilities	5,526	14,119
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 95,100,822 and 88,904,161 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	95	90
Additional paid-in capital	240,476	232,828
Accumulated deficit	(211,294)	(198,647)
Total stockholders’ equity	29,277	34,271
Total liabilities and stockholders’ equity	$34,803	$48,390

The accompanying notes are an integral part of these financial statements.

COGNITION THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Expenses:
Research and development	$5,124	$3,773	$16,341	$26,040
General and administrative	2,253	2,602	7,591	8,088
Total operating expenses	7,377	6,375	23,932	34,128
Loss from operations	(7,377)	(6,375)	(23,932)	(34,128)
Other income (expense):
Grant income	2,966	1,215	10,463	13,407
Other income, net	267	230	831	585
Interest expense	(1)	—	(9)	(8)
Total other income, net	3,232	1,445	11,285	13,984
Net loss and comprehensive loss	$(4,145)	$(4,930)	$(12,647)	$(20,144)
Net loss per share:
Basic	$(0.04)	$(0.06)	$(0.14)	$(0.30)
Diluted	$(0.04)	$(0.06)	$(0.14)	$(0.30)
Weighted-average common shares outstanding:
Basic	95,096,095	77,951,513	91,658,892	67,488,145
Diluted	95,096,095	77,951,513	91,658,892	67,488,145

The accompanying notes are an integral part of these financial statements.

COGNITION THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2024	59,854,877	$60	$193,850	$(175,160)	$18,750
Issuance of common stock under the 2022 ATM, net of commissions and allocated fees	2,004,729	2	1,458	—	1,460
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	115,149	—	(46)	—	(46)
Equity-based compensation	—	—	586	—	586
Net loss	—	—	—	(8,480)	(8,480)
Balances as of March 31, 2025	61,974,755	$62	$195,848	$(183,640)	$12,270
Issuance of common stock under the 2022 ATM, net of commissions and allocated fees	2,921,744	3	874	—	877
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	66,458	—	(5)	—	(5)
Equity-based compensation	—	—	621	—	621
Net loss	—	—	—	(6,734)	(6,734)
Balances as of June 30, 2025	64,962,957	$65	$197,338	$(190,374)	$7,029
Issuance of common stock and warrants in registered direct offering, net of discounts and issuance costs of $2,245	14,700,000	15	27,875	—	27,890
Issuance of common stock under the 2022 ATM, net of commissions and allocated fees	8,233,146	8	5,981	—	5,989
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	327,780	—	(36)	—	(36)
Exercise of common stock options	44,195	—	65	—	65
Equity-based compensation	—	—	522	—	522
Net loss	—	—	—	(4,930)	(4,930)
Balances as of September 30, 2025	88,268,078	$88	$231,745	$(195,304)	$36,529

COGNITION THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(unaudited)

(in thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2025	88,904,161	$90	$232,828	$(198,647)	$34,271
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	396,734	—	(164)	—	(164)
Exercise of common stock options	52,878	—	44	—	44
Equity-based compensation	—	—	330	—	330
Net loss	—	—	—	(4,570)	(4,570)
Balances as of March 31, 2026	89,353,773	$90	$233,038	$(203,217)	$29,911
Issuance of common stock under the 2025 ATM, net of commissions and allocated fees	5,506,610	5	6,732	—	6,737
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	195,390	—	(11)	—	(11)
Equity-based compensation	—	—	319	—	319
Net loss	—	—	—	(3,932)	(3,932)
Balances as of June 30, 2026	95,055,773	$95	$240,078	$(207,149)	$33,024
Issuance of common stock under the 2025 ATM, net of commissions and allocated fees	44,049	—	50	—	50
Issuance of common stock upon vesting of RSUs	1,000	—	—	—	—
Equity-based compensation	—	—	348	—	348
Net loss	—	—	—	(4,145)	(4,145)
Balances as of September 30, 2026	95,100,822	$95	$240,476	$(211,294)	$29,277

The accompanying notes are an integral part of these financial statements.

COGNITION THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,647)	$(20,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	22
Equity-based compensation	997	1,729
Amortization of right-of-use assets	124	145
Gain on lease modification	(21)	—
Loss on disposal of property and equipment	5	—
Changes in operating assets and liabilities:
Grant receivables	7,420	786
Prepaid expenses and other assets	807	700
Accounts payable and accrued expenses	(8,794)	(4,904)
Deferred grant income and other liabilities	350	670
Operating lease liabilities	(127)	(155)
Net cash used in operating activities	(11,854)	(21,151)
Cash flows from investing activities:
Payments for property and equipment	(20)	—
Net cash used in investing activities	(20)	—
Cash flows from financing activities:
Proceeds from issuance of common stock in registered offering, net	—	27,940
Proceeds from issuance of common stock under the ATM sales agreements, net of commissions and allocated fees	6,787	8,326
Proceeds from the exercise of common stock options	44	65
Payment of employee withholding taxes on vested restricted stock units	(175)	(87)
Payments on loan payable	(307)	(279)
Net cash provided by financing activities	6,349	35,965
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(5,525)	14,814
Cash, cash equivalents, and restricted cash equivalents
Cash, cash equivalents, and restricted cash equivalents – beginning of period	37,000	25,009
Cash, cash equivalents, and restricted cash equivalents – end of period	$31,475	$39,823
Supplemental disclosures of non-cash financing activities:
Issuance costs included in accounts payable and accrued expenses	—	50
Operating lease assets and liabilities recognized during the period	$306	$—

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

On December 23, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-268992) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate. The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into a sales agreement (the “Previous Sales Agreement”) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (the “Sales Agents”) providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in “at-the-market” offerings under the Shelf (the “2022 ATM”). On December 16, 2025, the Company delivered written notice to B. Riley Securities, Inc. to terminate the Previous Sales Agreement, effective December 18, 2025. The Company was not subject to any termination penalties related to the termination of the Previous Sales Agreement. Prior to the termination, approximately $12,465 remained in gross proceeds available for future issuances of common stock under the 2022 ATM.

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an equity line financing (the “Purchase Agreement”). The Purchase Agreement provided that, subject to the terms and conditions set forth therein, the Company had the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. On March 10, 2026, the Lincoln Park Purchase Agreement expired. The Company did not sell any shares of common stock to Lincoln Park in 2026 prior to termination. Please refer to Note 7 – Stockholders’ Equity.

In August 2025, the Company entered into Securities Purchase Agreements with two institutional investors relating to the issuance of an aggregate of 14,700,000 shares of the Company’s common stock to such investors at a purchase price of $2.05 per share in a registered direct offering (the “Registered Direct Offering”). The Company also entered into a Placement Agency Agreement on such date (the “Placement Agency Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC, (“Titan”) acting as the sole placement agent for the Registered Direct Offering. The Company closed this offering on August 29, 2025. The Company received net proceeds of approximately $27,890, after deducting $2,245 of underwriting discounts, commissions, placement agent fees, and other offering related expenses payable by the Company. Refer to Note 7 – Stockholders’ Equity.

On December 18, 2025, the Company filed a shelf registration statement with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $300,000 of various equity and debt securities and up to $75,000 of common stock pursuant to an at-the-market equity offering program with Jefferies LLC (“Jefferies”) (the “2025 ATM”). For the nine months ended September 30, 2026, the Company sold 5,550,659 shares of common stock pursuant to the 2025 ATM for gross proceeds of approximately $6,996. As of September 30, 2026, there was $68,004 remaining of common stock available for sale under the 2025 ATM. Refer to Note 7 – Stockholders’ Equity.

Liquidity

The Company’s Financial Statements have been prepared on a going concern basis, which contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since inception, including net losses of $12,647 for the nine months ended September 30, 2026 and $23,487 for the year ended December 31, 2025. As of September 30, 2026, the Company held cash and cash equivalents of $30,758, compared to $36,810 of cash and cash equivalents as of December 31, 2025. The Company has incurred losses and negative cash flows from operations and has an accumulated deficit of $211,294 as of September 30, 2026. The Company expects to continue to incur losses for the foreseeable future.

As of November 5, 2026, the date of issuance of these Financial Statements, the Company believes that its cash and cash equivalents as of September 30, 2026 is sufficient to fund operations for the period through one year after the date of this filing.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2026, the statements of operations and comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026, or for any future period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2026.

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

Cash, Cash Equivalents, and Restricted Cash Equivalents

Cash, cash equivalents, and restricted cash equivalents consist primarily of interest-bearing deposits at various financial institutions and money markets. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported on the balance sheet which, in aggregate, represents the amount reported in the statements of cash flows for the nine months ended September 30, 2026 and 2025:

	As of September 30,
	2026	2025
Cash and cash equivalents	$30,758	$39,334
Restricted cash equivalents	717	489
Total	$31,475	$39,823

Receivables

Grant Receivables

Grant receivables relate to outstanding amounts due for reimbursable expenditures of awarded grants issued by the National Institute of Aging (“NIA”), a division of the National Institute of Health (“NIH”), and are carried at their estimated collectible amounts. The Company expects all receivables to be collectible, and accordingly, no allowance for doubtful accounts is required on these grant receivables.

Grant Income

The Company generates grant income through grants and donations from government and other (non-government) parties. Grant income is recognized in other income (expense) in the period in which the reimbursable research and development services are incurred and the right to payment is realized. Deferred grant income represents grant proceeds received by the Company prior to the period in which the reimbursable research and development services are incurred. For the three and nine months ended September 30, 2026, the Company generated grant income of $2,966 and $10,463, respectively, as compared to $1,215 and $13,407 for the three and nine months ended September 30, 2025, respectively, primarily from reimbursements from the NIA for aging research. Deferred grant income as of September 30, 2026 and December 31, 2025 was $717 and $367, respectively.

The grants awarded relate to agreed-upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to contract research organizations (“CROs”), research institutions and/or consortiums involved in the grants, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which the Company is reimbursed for its eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. While these NIH grants do not contain payback provisions, the NIH or other government agency may review the Company’s performance, cost structures and compliance with applicable laws, regulations, policies and standards and the terms and conditions of the applicable NIH grant. If any of the expenditures are found to be unallowable or allocated improperly or if the Company has otherwise violated terms of such NIH grant, the expenditures may not be reimbursed and/or the Company may be required to repay funds already disbursed. To date, the Company has not been found to have breached the terms of any NIH grant. As of September 30, 2026, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension.

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

The carrying value of the Company’s cash and cash equivalents, grant receivables, prepaid expenses, other receivables, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short-term maturity of these financial instruments.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock and stock options, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

Segments

The Company has determined that it operates and manages one operating segment, which is the business of development of clinical product candidates for neurodegenerative disorders, such as Alzheimer’s disease and DLB. The Company’s chief operating decision maker, its chief executive officer, reviews financial information on an aggregate basis for the purpose of allocating resources. Refer to Note 10 – Segment Reporting for more information.

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

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate, apply that rate in providing for income taxes on a current year-to-date (interim period) basis, and include the tax impact for discrete items within the interim period. The Company maintains a full valuation allowance against all deferred tax assets as of September 30, 2026 and December 31, 2025, as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2026 and December 31, 2025, the Company had no uncertain tax positions.

3. Financial Instruments and Fair Value Measurements

Financial assets and liabilities measured at fair value are summarized below:

	As of September 30, 2026
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$30,309	$—	$—	$30,309
Restricted cash equivalents:
Money market funds	717	—	—	717
Total assets	$31,026	$—	$—	$31,026

	As of December 31, 2025
			Significant
	Quoted Priced in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$36,422	$—	$—	$36,422
Restricted cash equivalents:
Money market funds	190	—	—	190
Total assets	$36,612	$—	$—	$36,612

4. Accrued Expenses

Accrued expenses consist of the following:

	As of
	September 30, 2026	December 31, 2025
Employee compensation, benefits, and related accruals	$1,126	$1,569
Research and development costs	2,432	9,887
Professional fees and other accruals	317	539
Total	$3,875	$11,995

5. Other Current Liabilities

In October 2025, the Company entered into an insurance premium financing agreement with a lender. Under the agreement, the Company financed $381 of certain premiums at a 7.95% annual interest rate. Total payments of approximately $40, including interest and principal, are due monthly from November 2025 through August 2026. The outstanding principal of the loan was paid off in August 2026.

6. Commitments and Contingencies

Operating Leases

Amounts reported in the balance sheets for leases where the Company is the lessee as of September 30, 2026 were as follows:

	As of
	September 30, 2026	December 31, 2025
Assets
Operating lease assets	$488	$306
Total operating lease assets	$488	$306
Liabilities
Current:
Operating lease liabilities	$91	$136
Non-current:
Operating lease liabilities, non-current	398	195
Total operating lease liabilities	$489	$331

Operating lease costs for the three and nine months ended September 30, 2026 were $32 and $132, respectively, as compared to operating lease costs for the three and nine months ended September 30, 2025 of $54 and $161, respectively.

The maturities of the operating lease liabilities and minimum lease payments as of September 30, 2026 were as follows:

For the Years Ended December 31,	Operating Leases
2026 (remaining)	$31
2027	125
2028	127
2029	130
2030	132
Thereafter	33
Total undiscounted lease payments	$578
Less: Imputed interest	(89)
Present value of operating lease liabilities	$489

The following table summarizes the weighted-average lease term and weighted-average discount rate as of September 30, 2026 and December 31, 2025, respectively:

	As of
	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	4.5	2.8
Weighted-average discount rate
Operating leases	8.0%	8.1%

Operating cash flows used for operating leases for the nine months ended September 30, 2026 and 2025 were $134 and $167, respectively.

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

As of September 30, 2026 and December 31, 2025, there was no litigation or contingency with at least a reasonable possibility of a material loss.

7. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue up to 250,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Common stockholders are entitled to dividends if and when declared by the Company’s board of directors subject to the rights of the preferred stockholders. As of September 30, 2026, no dividends on common stock had been declared by the Company.

2022 ATM

On December 23, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units of any combination thereof of up to $200,000 in aggregate (the “Shelf”). The Shelf was declared effective on January 3, 2023 by the SEC. The Company also simultaneously entered into the Previous Sales Agreement providing for the offering, issuance and sale by the Company of up to $40,000 of its common stock from time to time in ATM offerings under the Shelf. The Company sold 13,624,062 shares of common stock pursuant to the 2022 ATM during the year ended December 31, 2025, for gross proceeds of approximately $9,409. On December 16, 2025, the Company delivered written notice to B. Riley to terminate the Previous Sales Agreement, effective December 18, 2025. The Company was not subject to any termination penalties related to the termination of the Previous Sales Agreement. Prior to termination, approximately $12,465 remained in gross proceeds available for future issuances of common stock under the 2022 ATM.

2025 ATM

On December 18, 2025, the Company filed a shelf registration statement with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $300,000 of various equity and debt securities and up to $75,000 of common stock pursuant to an at-the-market equity offering program with Jefferies. During the nine months ended September 30, 2026, the Company sold 5,550,659 shares of common stock pursuant to the 2025 ATM for gross proceeds of approximately $6,996. As of September 30, 2026, $68,004 remain in gross proceeds available for future issuances of common stock under the 2025 ATM.

Lincoln Park Purchase Agreement

On March 10, 2023, the Company entered into a purchase agreement with Lincoln Park for an equity line financing. The Purchase Agreement provided that, subject to the terms and conditions set forth therein, the Company had the right, but not the obligation, to direct Lincoln Park to purchase up to $35,000 of shares of common stock in the Company’s sole discretion, over a 36-month period commencing on March 10, 2023. On March 10, 2026, the Lincoln Park Purchase Agreement expired. The Company did not sell any shares of common stock to Lincoln Park in 2026 prior to termination.

August 2025 Registered Direct Offering and Warrant Issuance

In August 2025, the Company entered into Securities Purchase Agreements with two institutional investors relating to the issuance of an aggregate of 14,700,000 shares of the Company’s common stock to such investors at a purchase price of $2.05 per share in the “Registered Direct Offering”. The Company also entered into a Placement Agency Agreement on such date (the “Placement Agency Agreement”) with Titan acting as the sole placement agent for the Registered Direct Offering. The Company closed this offering on August 29, 2025. The Company received net proceeds of approximately $27,890, after deducting $2,245 of underwriting discounts, commissions, placement agent fees, and other offering related expenses payable by the Company.

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

As of September 30, 2026, the Company had the following equity-classified common stock warrants outstanding:

			Weighted-Average
			Remaining
	Number of	Weighted-Average	Contractual Life
	Warrants	Exercise Price	(In Years)
Balance, December 31, 2025	514,500	$2.78	4.60
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Balance, September 30, 2026	514,500	$2.78	3.83
Exercisable as of September 30, 2026	514,500	$2.78	3.83

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

As of September 30, 2026, the aggregate number of shares of common stock of the Company that may be issued under the 2021 Plan is 5,155,089. The number of shares reserved for issuance under the 2021 Plan increased automatically on January 1, 2026 pursuant to an evergreen provision therein by 4,445,208 shares, representing 5% of total common shares outstanding at December 31, 2025. The aggregate number of shares will increase each anniversary of such date prior to the termination of the 2021 Plan, equal to the lesser of (i) 5% of the Company’s shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Company’s board of directors or the compensation committee. No more than 13,502,725 shares of common stock may be issued under the 2021 Plan through incentive stock options. Shares subject to the 2021 Plan, the 2017 Plan or the 2007 Equity Incentive Plan (the “2007 Plan” and collectively with the 2017 Plan, the “Prior Plans”) that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan will be added (or added back) to the shares available for issuance under the 2021 Plan. The total number of shares underlying the Prior Plan awards that may be recycled into the 2021 Plan will not exceed 4,334,131 shares.

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

Employee Stock Purchase Plan

The Company’s board of directors approved the Employee Stock Purchase Plan (the “ESPP”) prior to the closing of the IPO. Under the ESPP, the Company may provide employees with an opportunity to purchase shares of the Company’s common stock at a discounted purchase price. As of September 30, 2026, a total of 209,532 shares of common stock are authorized and reserved for issuance under the ESPP.

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

During the nine months ended September 30, 2026 and 2025, there were no stock options granted.

Activity for options was as follows:

	Options Outstanding
				Weighted-Average
			Aggregate	Remaining
	Number of	Weighted-Average	Intrinsic Value	Contractual Life
	Options	Exercise Price	(in 000’s)	(In Years)
Balance, December 31, 2025	3,638,024	$5.40	$210	5.6
Options granted	—	—
Options exercised	(52,878)	0.84
Options forfeited	(1,388)	1.69
Options expired	(9,195)	1.76
Balance, September 30, 2026	3,574,563	$5.48	$1	4.9
Exercisable as of September 30, 2026	3,479,077	$5.58	$1	4.8

Restricted Stock Units

The fair values of restricted stock units (RSUs) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. RSUs with time-based vesting conditions for employees vest annually over three or four years on each anniversary of the Grant Date and RSUs for non-employee directors vest on the one-year anniversary of the Grant Date.

During the three and nine months ended September 30, 2026, the Company granted 0 and 2,322,219 RSU awards, respectively, containing time-based vesting conditions to employees, non-employees, and non-employee directors. During the three and nine months ended September 30, 2025, the Company granted 110,401 and 2,867,409 RSU awards, respectively, containing time-based vesting conditions to employees, non-employees, and non-employee directors.

The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2026:

	Number of	Weighted-Average
	Restricted Stock Units	Grant Date Fair Value
Outstanding at December 31, 2025	2,433,682	$0.85
Granted	2,322,219	$1.14
Vested	(756,849)	$0.91
Forfeited	(269,875)	$1.07
Outstanding at September 30, 2026	3,729,177	$1.00

Equity-based Compensation Expense

The Company recorded total equity-based compensation expense in the statement of operations and comprehensive loss related to stock options and restricted stock units as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$135	$307	$405	$948
General and administrative	213	215	592	781
Total equity-based compensation	$348	$522	$997	$1,729

As of September 30, 2026, total future compensation expense related to unvested time-based awards yet to be recognized by the Company was $3,084, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.7 years.

9. Net Loss per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their antidilutive effect:

	Nine Months Ended September 30,
	2026	2025
Options issued and outstanding	3,574,563	3,644,204
Restricted stock units issued and outstanding	3,729,177	2,652,182
Warrants issued and outstanding	514,500	514,500
Total	7,818,240	6,810,886

10. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment related to the development of clinical product candidates for neurodegenerative disorders, such as Alzheimer’s disease and DLB. The Company’s Chief Executive Officer (“CEO”) serves as the CODM.

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

The table below is a summary of the segment loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Grant income	$2,966	$1,215	$10,463	$13,407
Less:
Clinical programs	2,585	1,435	8,823	16,486
Research and development personnel costs(1)	1,691	1,248	5,043	6,221
Preclinical programs	396	37	1,078	262
Manufacturing	287	751	870	1,901
Other research and development expenses	30	(5)	122	222
General and administrative expenses(2)	2,040	2,387	6,999	7,307
Equity-based compensation	348	522	997	1,729
Other segment items(3)	(266)	(230)	(822)	(577)
Segment and consolidated net loss	$(4,145)	$(4,930)	$(12,647)	$(20,144)

(1) Research and development personnel costs exclude equity-based compensation

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

Our lead product candidate, zervimesine, also known as CT1812, is an orally delivered, small molecule designed to protect neuronal synapses by preventing the binding of oligomers of pathogenic proteins including β-amyloid, or Aβ and ɑ-synuclein. These and similar protein oligomers have been linked to the progression of degenerative diseases such as AD and DLB.

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

The randomized, double-blind, placebo-controlled Phase 2 COG1201 (SHIMMER) study enrolled 130 adults with DLB and met its primary endpoint of safety and tolerability. SHIMMER was funded by a grant of approximately $29.5 million awarded by the NIA. Zervimesine treatment compared to placebo slowed the progression of cognitive decline, fluctuations, motor function and hallucinations, all of which are core diagnostic features of DLB. Some of zervimesine’s strongest results were in the neuropsychiatric symptoms of DLB. Zervimesine treatment resulted in an 86% slowing of decline on the NPI-12 vs placebo in the SHIMMER study. This tool describes the frequency and severity of 12 behavioral symptoms including hallucinations and delusions. Together, hallucinations and delusions are defined as psychosis. These psychosis symptoms are prevalent in people living with DLB, often occurring at early stages in the disease and worsening as the underlying disease progresses.

The Company scheduled meetings with the FDA in January 2026, May 2026 and October 2026 to align on a framework for a planned registrational study for zervimesine in DLB. Over the course of the year, the Company has worked with FDA’s Divisions of Neurology and Psychiatry within the Office of Neuroscience, and concluded with a regulatory path that may advance clinical research in the field. In October, the FDA provided written feedback confirming alignment with key elements of the planned registrational study, including patient selection, dose, duration, and endpoints. The primary endpoint will be the frequency and severity of psychosis (NPI-2), which will serve as a clinical marker of underlying disease progression. A key secondary endpoint will be the Alzheimer's Disease Cooperative Study – Activities of Daily Living (ADCS-ADL) scale, which will measure zervimesine’s treatment impact on daily function. The patients will be randomized 1:1 to receive either 100 mg of once-daily oral zervimesine or placebo for nine months.

In June 2025, the Company initiated an expanded access program (“EAP”) for  participants who completed the Phase 2 SHIMMER study as well as additional patients with a diagnosis of mild-to-moderate DLB who met the criteria for this program. Through this open-label EAP (COG1202), participants are being provided with 100 mg of oral zervimesine to take daily for approximately two years. The first participant was enrolled in June 2025, and the Company is now evaluating a few additional patients.

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

The above Overview covers only the most recently concluded studies in each indication. The following table highlights findings from these and subsequent clinical programs:

Indication	Study Identifier	NCT Number	Clinical Phase	Status	Key Findings
Alzheimer’s Disease (AD)
MCI-early	COG0203 (START)	NCT05531656	Phase 2	ongoing	545 participants with MCI or early AD. This study has completed enrollment.
mild-moderate	COG0201 (SHINE)	NCT03507790	Phase 2 (n=153)	complete	Participants treated with zervimesine experienced a cognitive benefit compared to placebo
mild-moderate	COG0202 (SEQUEL)	NCT04735536	Phase 2 (n=16)	complete	Participants treated with zervimesine exhibited improvement across prespecified EEG parameters
mild-moderate	COG0105 (SPARC)	NCT03493282	Phase 1 (n=23)	complete	Treatment with zervimesine was assessed using various imaging modalities, including PET imaging and volumetric MRI (vMRI)
mild-moderate	COG0104 (SNAP)	NCT03522129	Phase 1 (n=3)	complete	Confirmed preclinical findings showing an increase in Aβ oligomers in CSF, suggesting increased off-rate from receptors
Dementia with Lewy Bodies (DLB)
mild-moderate	COG1201 (SHIMMER)	NCT05225415	Phase 2 (n=130)	complete	Participants treated with zervimesine experienced benefits across behavioral, functional, cognitive and motor scales
mild-moderate	COG1202 (EAP)	NCT06961760	n/a	ongoing	Enrolled 37 participants with DLB
Geographic Atrophy Secondary to Dry AMD
GA	COG2201 (MAGNIFY)	NCT05893537	Phase 2 (n=100)	concluded	Participants treated with zervimesine experienced slower growth of their GA lesions over the course of the study

To date, we have funded our operations primarily with proceeds from grants awarded by the National Institute of Aging (the “NIA”), a division of the National Institutes of Health (the “NIH”), and proceeds from our initial public offering (the “IPO”), completed in October 2021, proceeds from our follow-on public offerings, sales of our common stock through our ATM (as defined below), sales of our convertible promissory notes, convertible preferred stock, simple agreements for future equity (“SAFE”) and stock option exercises. Since our inception, we have received approximately $181.9 million in net proceeds from sales of our equity securities, convertible notes, SAFE, stock option exercises, IPO follow-on public offerings, registered direct offering in August 2025, at-the-market offerings, and equity line financing with Lincoln Park. As of September 30, 2026, we had cash, cash equivalents, and restricted cash equivalents of $31.5 million. As of September 30, 2026, we had approximately $18.2 million available from obligated NIA funds for applicable expenses to be incurred in the future.

On August 29, 2025, we completed our registered direct offering, pursuant to which we issued and sold 14,700,000 shares of our common stock at an offering price of $2.05 per share. We received net proceeds of approximately $27.9 million, after deducting underwriting discounts, commissions, placement agent fees, and other offering related expenses payable by us. In connection with the registered direct offering, we agreed to pay the placement agent an aggregate cash fee of 7.0% of the gross proceeds raised from the sale and issuance of the shares of common stock minus certain expenses. We agreed to issue warrants to the placement agent to purchase up to 514,500 shares of common stock which have an exercise price equal to $2.78 and will be exercisable commencing six months from the close of the registered direct offering with a term of five (5) years from the date of the Placement Agency Agreement.

On December 18, 2025, we filed a shelf registration statement with the SEC and a prospectus supplement, which registered the offering, issuance and sale of up to $300.0 million of various equity and debt securities and up to $75.0 million of common stock pursuant to an at-the-market equity offering program with Jefferies LLC (“Jefferies”) (the “2025 ATM”). For the nine months ended September 30, 2026, we sold 5,550,659 shares of common stock pursuant to the 2025 ATM for gross proceeds of approximately $7.0 million. As of September 30, 2026, $68.0 million remain in gross proceeds available for future issuances of common stock under the 2025 ATM.

We expect to continue to incur significant and increasing expenses and net losses for the foreseeable future, as we advance our current and future product candidates through preclinical, nonclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel and operate as a public company. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities.

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

We do not own or operate manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of zervimesine for nonclinical studies and clinical trials, as well as for commercial manufacture if zervimesine obtains marketing approval. We also rely, and expect to continue to rely, on third parties to manufacture, package, label, store, and distribute zervimesine, if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the development of zervimesine.

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

We expense research and development costs as incurred. Non-refundable advance payments for goods and services that will be used over time for research and development are capitalized and recognized as goods are delivered or as the related services are performed. In-licensing fees and other costs to acquire technologies used in research and development that have not yet received regulatory approval and that are not expected to have an alternative future use are expensed when incurred. We track direct costs by stage of program, clinical or nonclinical. However, we do not track indirect costs on a program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified.

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

Other Income (Expense)

Grant Income

Grant income relates to the grants and donations received from government and other (non-government) parties. Grants awarded are conditional cost reimbursement grants and are recognized as grant income as allowable costs are incurred and the right to payment is realized. The grants awarded relate to agreed upon direct and indirect costs for specific studies or clinical trials, which may include personnel and consulting costs, costs paid to CROs, research institutions and /or consortiums involved in the grant, as well as facilities and administrative costs. These grants are cost plus fixed fee arrangements in which we are reimbursed for eligible direct and indirect costs over time, up to the maximum amount of each specific grant award. Only costs that are allowable under the grant award, certain government regulations and the NIH’s supplemental policy and procedure manual may be claimed for reimbursement, and the reimbursements are subject to routine audits from governmental agencies from time to time. As of September 30, 2026, the Company has been awarded grants with project periods that extend through May 31, 2027, subject to extension. Our clinical trials have been funded by approximately $171.0 million in cumulative grants awarded primarily by the NIA, which includes an approximately $81.0 million grant from the NIA to fund our Phase 2 (COG0203-START) study of zervimesine in patients with early-stage Alzheimer’s disease, an approximately $30.5 million grant from the NIA to fund our Phase 2 (COG0201-SHINE) study of zervimesine in patients with mild-to-moderate Alzheimer’s disease, and an approximately $29.5 million grant from the NIA to fund our Phase 2 (COG1201-SHIMMER) study of zervimesine in patients with DLB.

Other Income, Net

Other income, net consists primarily of interest income from money market funds, offset partially by other fees such as costs incurred to establish financing opportunities.

Interest Expense

Interest expense primarily consists of interest expense related to the insurance premium financing arrangement with a lender.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating Expenses:
Research and development	$5,124	$3,773	$1,351
General and administrative	2,253	2,602	(349)
Total operating expenses	7,377	6,375	1,002
Loss from operations	(7,377)	(6,375)	(1,002)
Other income (expense):
Grant income	2,966	1,215	1,751
Other income, net	267	230	37
Interest expense	(1)	—	(1)
Total other income, net	3,232	1,445	1,787
Net loss	$(4,145)	$(4,930)	$785

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Clinical programs	$2,585	$1,435	$1,150
Personnel	1,825	1,555	270
Manufacturing	287	751	(464)
Preclinical programs	396	37	359
Other expense	31	(5)	36
Total research and development expenses	$5,124	$3,773	$1,351

Research and development expenses were $5.1 million for the three months ended September 30, 2026, compared to $3.8 million for the three months ended September 30, 2025. The increase of approximately $1.4 million was primarily due to the following:

●	an increase of $1.2 million in clinical programs primarily related to increased Phase 2 trial activities with contract research organizations;
●	an increase of $0.4 million in preclinical programs and other expense to support registrational programs;
●	an increase of $0.3 million in personnel costs related to increased professional fees; and
●	a decrease of $0.5 million in manufacturing related to lower costs with contract manufacturing organizations for the replenishment of clinical trial supply.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended September 30, 2026, compared to $2.6 million for the three months ended September 30, 2025. The change in general and administrative expenses was driven primarily by a decrease in professional fees and a decrease in employee compensation and benefit costs.

Other Income (Expense)

Grant Income

Grant income was $3.0 million for the three months ended September 30, 2026, compared to $1.2 million for the three months ended September 30, 2025. The change in grant income is correlated with the increase in eligible reimbursable costs related to clinical trials incurred during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Other Income, Net

Other income, net was $0.3 million for the three months ended September 30, 2026, compared to other income, net of $0.2 million for the three months ended September 30, 2025. The change in other income, net was insignificant period over period.

Interest Expense

Interest expense was less than $0.1 million for the three months ended September 30, 2026, compared to interest expense of less than $0.1 million for the three months ended September 30, 2025. Interest expense was not significant in either period.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating Expenses:
Research and development	$16,341	$26,040	$(9,699)
General and administrative	7,591	8,088	(497)
Total operating expenses	23,932	34,128	(10,196)
Loss from operations	(23,932)	(34,128)	10,196
Other income (expense):
Grant income	10,463	13,407	(2,944)
Other income, net	831	585	246
Interest expense	(9)	(8)	(1)
Total other income, net	11,285	13,984	(2,699)
Loss before income tax	(12,647)	(20,144)	7,497
Income tax expense	—	—	—
Net loss	$(12,647)	$(20,144)	$7,497

Research and Development Expenses

The following table summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Clinical programs	$8,823	$16,486	$(7,663)
Personnel	5,448	7,169	(1,721)
Manufacturing	870	1,901	(1,031)
Preclinical programs	1,078	262	816
Other expense	122	222	(100)
Total research and development expenses	$16,341	$26,040	$(9,699)

Research and development expenses were $16.3 million for the nine months ended September 30, 2026, compared to $26.0 million for the nine months ended September 30, 2025. The decrease of $9.7 million was primarily due to the following:

●	a decrease of $7.7 million in clinical programs primarily related to decreased Phase 2 trial activities with contract research organizations;
●	a decrease of $1.7 million in personnel costs related to reduced professional fees and headcount;
●	a decrease of $1.1 million in manufacturing and other expense, primarily due to lower costs with contract manufacturing organizations for the replenishment of clinical trial supply; and
●	an increase of $0.8 million in preclinical activity to support registrational programs.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the nine months ended September 30, 2026, compared to $8.1 million for the nine months ended September 30, 2025. The change in general and administrative expenses was driven primarily by a decrease in employee compensation and benefits, which was partially offset by an increase in professional fees.

Other Income (Expense)

Grant Income

Grant income was $10.5 million for the nine months ended September 30, 2026, compared to $13.4 million for the nine months ended September 30, 2025. The change in grant income is correlated with the decrease in eligible reimbursable costs related to clinical trials incurred during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Other Income, Net

Other income, net was $0.8 million for the nine months ended September 30, 2026, compared to other income, net of $0.6 million for the nine months ended September 30, 2025. The change in other income, net was insignificant period over period.

Interest Expense

Interest expense was less than $0.1 million for the nine months ended September 30, 2026, compared to interest expense of less than $0.1 million for the nine months ended September 30, 2025. Interest expense was not significant in either period.

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

On August 29, 2025, we completed the registered direct offering of 14,700,000 shares of our common stock at an offering price of $2.05 per share. As part of the registered direct offering, we agreed to issue warrants to the placement agent to purchase up to 514,500 shares of common stock which have an exercise price equal to $2.78. The net proceeds were approximately $27.9 million, after deducting underwriting discounts, commissions, placement agent fees, and other offering related expenses payable by us. On December 18, 2025, we entered into a Sales Agreement with Jefferies, providing for the offering, issuance and sale by us of up to $75.0 million of our common stock from time to time in ATM offerings. As of September 30, 2026, we have sold 5,550,659 shares of common stock under the 2025 ATM for gross proceeds of approximately $7.0 million.

As of September 30, 2026, we had $31.5 million in cash, cash equivalents, and restricted cash equivalents and have not generated positive cash flows from operations. Based on our current business plans, we believe that our existing cash and cash equivalents, income from non-dilutive grants and donations, and net proceeds from our public offerings will be sufficient for us to fund our operating expenses and capital expenditures requirements into the fourth quarter of 2027, which assumes no usage from the 2025 ATM. We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect.

Future Funding Requirements

We expect to continue to incur significant and increasing expenses and net losses for the foreseeable future, as we advance our current and future product candidates through nonclinical and clinical development, manufacture drug product and drug supply, seek regulatory approval for our current and future product candidates, maintain and expand our intellectual property portfolio, hire additional research and development and business personnel, and operate as a public company. We anticipate that we will need to raise additional funding in the future to fund our operations, including the commercialization of any approved product candidates. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, progress, costs and results of our ongoing and planned clinical trials of zervimesine, as well as the associated costs, including any unforeseen costs we may incur as a result of nonclinical study or clinical trial delays due to a pandemic, such as the COVID-19 pandemic or other diseases, macroeconomic conditions, global or political instability, such as the ongoing global and regional conflicts, inflation, or other delays;
●	the scope, progress, costs and results of preclinical and nonclinical development, laboratory testing and clinical trials for any future product candidates we may decide to pursue;
●	the extent to which we develop, in-license or acquire other product candidates and technologies;
●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical, nonclinical, and clinical development;
●	the availability, timing, and receipt of any future NIA grants, or any changes to our grants based on political or regulatory pressures;
●	the number and development requirements of other product candidates that we may pursue;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	our ability to establish collaborations to commercialize zervimesine or any of our other product candidates outside the United States;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

●	the additional costs we may incur as a result of operating as a public company, including our efforts to enhance operational systems and hire additional personnel, including enhanced internal controls over financial reporting.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows used in operating activities	$(11,854)	$(21,151)
Cash flows used in investing activities	(20)	—
Cash flows provided by financing activities	6,349	35,965
Net (decrease) increase in cash, cash equivalents, and restricted cash equivalents	$(5,525)	$14,814

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2026 and 2025 was $11.9 million and $21.2 million, respectively. The change in cash used in operating activities of $9.3 million was driven by a decrease in net loss of $7.5 million, combined with an increase of $2.6 million in the change in operating assets and liabilities and a decrease in non-cash adjustments of $0.8 million. The increase in the net change of operating assets and liabilities of $2.6 million was primarily related to an increase in grant receivables of $6.6 million and an increase in prepaid expenses and other current assets of $0.1 million, which was partially offset by a decrease in accounts payable and accrued expenses of $3.9 million and a decrease in deferred income and other liabilities of $0.2 million. The decrease in non-cash adjustments of $0.8 million was primarily related to a decrease in equity-based compensation of $0.7 million.

Cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was less than $0.1 million.

Cash provided by financing activities

Net cash provided by financing activities was $6.3 million and $36.0 million for the nine months ended September 30, 2026 and 2025, respectively. The change in net cash provided by financing activities is primarily related to net proceeds from the issuance of common stock in the registered direct offering in August 2025 of $27.9 million and net proceeds from the issuance of common stock under the ATM program of $8.3 million during the nine months ended September 30, 2025, as compared to the net proceeds of $6.8 million under the 2025 ATM program during the nine months ended September 30, 2026.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2026 (in thousands):

	Less than	1 to 3	3 to 5	More than 5
	1 Year	Years	Years	years	Total
Operating lease obligations	$125	$256	$197	$—	$578
Other obligations	—	—	—	—	—
Total:	$125	$256	$197	$—	$578

In October 2025, we entered into an insurance premium financing arrangement whereby we financed $0.4 million of certain premiums at a 7.95% annual interest rate. Payments of less than $0.1 million were due monthly from November 2025 through August 2026. As of September 30, 2026, there was no outstanding balance on the loan.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2026.

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

Item 1A. Risk Factors

You should carefully consider the risk factors described in our Annual Report under the caption “Item 1A. Risk Factors.” Other than as set forth below, there have been no material changes in our risk factors included in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

If we fail to comply or regain compliance with the continued listing standards of the Nasdaq Capital Market, or Nasdaq, we may be delisted and the price of our common stock, or ability to access the capital markets and our financial condition could be negatively impacted.

Our common stock is currently listed on the Nasdaq Stock Market LLC, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid cannot fall below $1.00 per share for a period of more than 30 consecutive trading days. On November 3, 2026, we received a deficiency letter from the Staff of the Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Rule 5450(a)(1). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq under the symbol “CGTX” at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until May 3, 2027, to regain compliance with Rule 5450(a)(1). If at any time before May 3, 2027, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the fiscal quarter ended September 30, 2026.

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

Cognition Therapeutics, Inc.

Date: November 5, 2026	By:	/s/ Lisa Ricciardi
Lisa Ricciardi
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ John Doyle
John Doyle
Chief Financial Officer (Principal Financial and Accounting Officer)